Form 10-Q
period 2022-03-31
Clean Earth Acquisitions Corp.
filed 2022-05-16
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41306

CLEAN EARTH ACQUISITIONS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1431377
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12600 Hill Country Blvd, Building R, Suite 275 Bee Cave, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

(800) 508-1531
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CLIN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock	CLINW	The Nasdaq Stock Market LLC
Rights to acquire one-tenth (1/10) of one share of Class A Common Stock	CLINR	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock, $0.0001 par value per share, one Right and one-half of one redeemable Warrant	CLINU	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 13, 2022, there were 23,890,000 shares of Class A common stock, $0.0001 par value, and 7,666,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLEAN EARTH ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$858,771	$33,912
Prepaid expenses – current	426,083	—
Accounts receivable	19,189	189
Total Current Assets	1,304,043	34,101
Non-current assets
Marketable securities held in Trust Account	232,321,378	—
Prepaid expenses – non-current	172,462	—
Deferred offering costs	—	703,079
Total Non-current Assets	232,493,840	703,079
Total Assets	$233,797,883	$737,180

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$51,948	$1,600
Accounts payable	34,151	—
Accrued offering costs	984,714	588,126
Promissory note – related party	—	125,000
Total Current Liabilities	1,070,813	714,726
Non-Current liabilities
Deferred underwriter fee payable	8,050,000	—
Total Liabilities	9,120,813	714,726

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption	232,321,378	—

Stockholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(7,645,164)	(2,546)
Total Stockholders’ Equity (Deficit)	(7,644,308)	22,454
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$233,797,883	$737,180

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Formation and operating costs	$261,381
Loss from operations	(261,381)

Other income:
Dividend income	21,378

Net loss	$(240,003)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	8,177,778

Basic and diluted net income per share, redeemable Class A common stock	$1.29

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	7,983,111

Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(1.36)

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,766,854	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units			890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	39,554,524	—	—	—	—	(32,151,909)	(7,402,615)	(39,554,524)
Net loss	—	—	—	—	—	—	—	(240,003)	(240,003)
Balance – March 31, 2022	23,000,000	232,321,378	890,000	$89	7,666,667	$767	$—	$(7,645,164)	$(7,644,308)

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(240,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Insurance expense amortization	40,579
Dividend income	(21,378)
Changes in operating assets and liabilities:
Prepaid expenses	(639,124)
Accounts payable	34,151
Accrued expenses	50,348
Net cash used in operating activities	(775,427)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of units	230,000,000
Proceeds from sale of private placement units	8,900,000
Payment of underwriting fee	(4,600,000)

Proceeds from promissory note – related party	100,000
Payment of promissory note – related party	(225,000)
Proceeds from related party receivable	189
Payment of deferred offering costs	(274,903)
Net cash provided by financing activities	233,900,286

Net Change in Cash	824,859
Cash – Beginning	33,912
Cash – Ending	$858,771

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$39,554,524
Deferred underwriter fee payable	$8,050,000
Deferred offering costs included in accrued offering costs	$396,588

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1.    Description of Organization and Business Operations

Clean Earth Acquisitions Corp. (the “Company”) was incorporated in Delaware on May 14, 2021. The Company is a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2022 (the “Effective Date”). On February 28, 2022, the Company consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 890,000 Private Placement Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement with Clean Earth Acquisitions Sponsor, LLC (the “Sponsor”) generating proceeds of $8,900,000 from the sale of the Private Units.

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months (or up to 18 months with extensions) from February 28, 2022, the closing of the Initial Public Offering (the “Combination Period”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined above) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination transaction.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Except as required by law or the rules of Nasdaq, the decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to consummate a Business Combination, and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights or warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common shares to be adversely affected.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Concern

As of March 31, 2022 and December 31, 2021, the Company had $858,771 and $33,912 of operating cash, respectively, and working capital (deficit) of $233,230 and $(680,625), respectively.

The Company’s liquidity needs through March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company's financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for the period from May 14, 2021 (inception) through December 31, 2021 as filed with the SEC on February 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s final prospectus for the period from May 14, 2021 (inception) through December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $858,771 and $33,912 of cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on February 28, 2022, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in the Trust Account and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7(d) under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 18 months with extensions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 18 months with extensions), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – ”Expenses of Offering”. Offering costs consist principally of incentives to Anchor Investor and professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $18,741,708, consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, $1,355,382 of actual offering costs, and $4,736,326 excess fair value of Founder Shares as a result of the Anchor Investor transaction (see Note 5). The Company recorded the $18,741,708 of offering costs as a reduction of the carrying value of Class A common stock in temporary equity and additional paid-in capital (see Note 3).

Fair Value of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

Level 1 — defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants and Rights

The Company accounts for the public and private warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).  Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants and rights do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under “ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private placement warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in stockholders’ equity.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the stockholders' deficit section of the Company’s balance sheet.

The Class A common stock subject to possible redemption is reflected on the balance sheet at March 31, 2022 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,101,246)
Plus:

Re-measurement on Class A common stock subject to possible redemption	39,554,524
Class A common shares subject to possible redemption, March 31, 2022	$232,321,378

The proceeds of the Initial Public Offering were allocated to the Class A common stock and the Public Warrants and Rights based on their relative fair values.  The Company recognizes changes in redemption value of Class A common stock subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On February 28, 2022, the Company recorded a remeasurement of $39,533,146, $32,151,909 of which was recorded in additional paid-in capital and $7,381,237 was recorded in accumulated deficit, to remeasure the value of Class A common stock to its redemption value. The Company has recorded an additional remeasurement of $21,378 through March 31, 2022 to remeasure the value of Class A common stock to its redemption value of the amount held in the trust account.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations include a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.

Net income (loss) per common stock is computed by dividing net income (loss) by class by the weighted average number of common stock outstanding during the period. The Company has not considered the effect of the 11,500,000 Public Warrants in the calculation of diluted loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following tables reflect the calculation of basic and diluted net loss per common stock (in dollars, except share amounts):

Three Months Ended
March 31,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net loss from date of initial public offering through March 31, 2022	(202,969)
Total loss year to date	(240,003)
Remeasurement of temporary equity to redemption value	(39,554,524)
Net loss including remeasurement of temporary equity to redemption value	$(39,794,527)

	Three Months Ended
	March 31,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	(28,977,153)	(10,817,374)
Deemed dividend for remeasurement of temporary equity to redemption value	39,554,524	—
Total income (loss) by class	$10,577,371	$(10,817,374)

Weighted average shares outstanding	8,177,778	7,983,111
Income (loss) per share	$1.29	$(1.36)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

The Company has considered all new accounting pronouncements and has concluded that there are no other new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Note 3.    Initial Public Offering

Pursuant to the Initial Public Offering on February 28, 2022, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, one right and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

An aggregate of $10.10 per Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) of the Investment Company Act, as determined by the Company. As of March 31, 2022, $232,321,378 was held in the Trust Account. In addition, $858,771 of operating cash is not held in the Trust Account and was available for working capital purposes as of March 31, 2022.

Note 4.    Related Party Transactions

Founder Shares

On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock split. The Founder Shares collectively represent the Sponsor’s 25% ownership of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Shares).

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until after the completion of a Business Combination.

The Founder Shares will convert into shares of Class A common stock after the initial business combination.

Unvested Founder Shares

Pursuant to the letter agreement, a total of 2,167,000 Founder Shares then held by the Sponsor will be considered newly unvested shares upon the completion of the Business Combination, which shall vest only if the closing price of the common stock equals or exceeds $12.50 for any 20 trading days within a 30 day trading period after the Business Combination, but before the tenth anniversary of the Business Combination. In the event such price level is achieved before the first anniversary of the closing of the Business Combination, such unvested founder shares will not vest until the first anniversary of such closing. In the event that the Company enters into a binding agreement on or before the tenth anniversary of the Business Combination with respect to a Sale (as defined in the agreement), all unvested shares shall vest on the day prior to the closing of such Sale. Founder shares, if any, that remain unvested at the tenth anniversary of the closing of the Business Combination will be forfeited.

Private Placement

The Sponsor purchased an aggregate of 890,000 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $8,900,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering, the proceeds of which were recorded in additional paid in capital. Each Private Unit consists of one share of Class A common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per full share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Promissory Note — Related Party

On September 22, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. As of February 28, 2022, the Company had borrowed $225,000 under the Promissory Note. The Promissory Note is non-interest bearing and was repaid in full on February 28, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Anchor Investor Agreement

An unaffiliated qualified institutional buyer (the “Anchor Investor”) (who is also not affiliated with our Sponsor or any member of our management team) purchased 9.9% of the units issued in the Initial Public Offering pursuant to a November 2021 Subscription Agreement between our Sponsor and the Anchor Investor, wherein the Anchor Investor also purchased membership interests in our Sponsor. The excess fair value of the Sponsor membership units over the price paid by the Anchor Investor of $4,736,326 was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A (see Note 2) and a corresponding contribution by our Sponsor recorded in additional paid in capital.

The Sponsor retains voting and dispositive power over the Anchor Investor’s allocated Founder shares and shares purchased by the Sponsor in the private placement until the consummation of the Business Combination, following which time the Sponsor will distribute such securities to the Anchor Investor (subject to applicable lock-up or escrow restrictions).

Note 5.    Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of a majority of the Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination.

Note 6.    Stockholders’ Equity

On February 23, 2022, the Company adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”) Under the Certificate of Incorporation, the total number of shares of all classes of capital stock, each with a par value of $0.0001 per share, which the Corporation is authorized to issue is 111,000,000 shares, consisting of (a) 110,000,000 shares of common stock (the “Common Stock”), including (i) 100,000,000 shares of Class A common stock (the “Class A Common Stock”), and (ii) 10,000,000 shares of Class B common stock (the “Class B Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At March 31, 2022 and December 31, 2021, there were 890,000 and zero shares of Class A common stock issued or outstanding, excluding 23,000,000 and zero shares of Class A common stock issued and outstanding subject to possible redemption.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of March 31, 2022. All share and per-share amounts have been retroactively restated to reflect the stock split.

With respect to any matter submitted to a vote of our stockholders, including any vote in connection with a Business Combination, except as required by law, holders of our Founder Shares and holders of our Public Shares will vote together as a single class, with each share entitling the holder to one vote.

The shares of Class B common stock will automatically convert into Class A common stock at the time of Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement-equivalent shares and warrants underlying units issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans. The holders of a majority of the issued and outstanding Class B common stock may agree to waive the foregoing adjustment provisions as to any particular issuance or deemed issuance of additional shares of Class A common stock or equity-linked securities.

Rights— Each holder of a right will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively exchange his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Warrants— Each whole warrant entitles the registered holder to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file a post-effective amendment to the registration statement or a new registration statement with the SEC covering the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to the shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	provided that the reference value of the Class A common stock equals or exceeds $18.00 per share; and
●	either there is an effective registration statement covering the issuance of the shares of Common Stock issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period; or
●	the Company has elected to require the exercise of the Public Warrants on a “cashless basis”

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants may be exercised for cash or on a “cashless basis”, the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants may be subject to certain transfer restrictions, and the Private Placement Warrants are not redeemable at the option of the Company. The Private Placement Warrants shall not become Public Warrants as a result of any transfer of the Private Placement Warrants, regardless of the transferee.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A common stock and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding shares of Class A Common Stock, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised, accepted such offer and all of the Class A common stock held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A common stock in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call on Bloomberg Financial Markets.

NOTE 7. INCOME TAX

During the three months ended March 31, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2022 and December 31, 2021.

NOTE 8. FAIR VALUE MEASUREMENTS

At March 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $232,321,378. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of March 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account(1)	$232,321,378	$—	$—

(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Measurement

The Company established the initial fair value for the cash and marketable securities held in the Trust Account on February 28, 2022, the date of the consummation of the Company’s Initial Public Offering. As the cash was transferred to the Trust Account on February 28, 2022, the value at that date is the value of the cash transferred. Changes in fair value will result from dividend and interest income and market fluctuations in the value of invested marketable securities which will be reflected on each month end bank statement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Clean Earth Acquisitions Corp.,” “us” or “we” refer to Clean Earth Acquisitions Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Clean Earth Acquisitions Corp. was incorporated in Delaware on May 14, 2021. The Company is a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2022 (the “Effective Date”). On February 28, 2022, the Company consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 890,000 Private Placement Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement with Clean Earth Acquisitions Sponsor, LLC (the “Sponsor”) generating proceeds of $8,900,000 from the sale of the Private Units.

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months (or up to 18 months with extensions) from February 28, 2022, the closing of the Initial Public Offering  (the “Combination Period”).

Results of Operations

Our entire activity from inception through March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2022, we had a net loss of $240,003, which consisted of $118,108 in legal and accounting expenses, $51,540 of franchise tax expense, $40,579 of insurance expense, and $51,154 in dues and subscriptions, marketing and advertising, and bank fees expenses, partially offset by $21,378 of dividend income on marketable securities held in the Trust Account.

For the three months ended March 31, 2022, we had $775,427 of net cash used in operating activities. Net loss of $240,003 was decreased by insurance expense of $40,579 and increased by $21,378 of dividend income and $554,625 of changes in operating assets and liabilities. Net cash used in investing activities was $232,300,000 related to the funding of the Trust Account. Net cash provided by financing activities included $230,000,000 of proceeds from the issuance of common stock, $8,900,000 of proceeds from Private Placement Warrants, and $100,189 of proceeds from promissory note – related party and related party receivable, offset by $4,600,000 payment of underwriting fees and commissions, $225,000 payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $274,903 payments of deferred offering costs.

Going Concern

As of March 31, 2022 and December 31, 2021, the Company had $858,771 and $33,912 of operating cash, respectively, and working capital (deficit) of $233,230 and $(680,625), respectively.

The Company’s liquidity needs through March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company's financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to Company, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of a majority of the Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders' deficit section of the Company’s balance sheet.

Net Income (Loss) per Common Stock

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on our balance sheet.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITES.

On February 28, 2022, we consummated our initial public offering of 23,000,000 Units, including 3,000,000 Units purchased pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, one right to receive one-tenth of one share of Class A common stock, for no additional consideration, upon the consummation of an initial business combination and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261201), which was declared effective by the SEC on February 23, 2022.

Simultaneously with the consummation of the initial public offering, we consummated a private placement of 890,000 Private Placement Units to Clean Earth Acquisitions Sponsor LLC at a price of $10.00 per Private Placement Unit, generating total proceeds of $8,900,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Private Placement Unit consists of one share of Class A common stock, and one half of a Private Placement Warrant.

The Private Placement Warrants are identical to the warrants included in the units issued in the initial public offering, except that, if held by the sponsor or its permitted transferees, (a) they are not redeemable by the Company, (b) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (c) they may be exercised on a cashless basis.

Of the gross proceeds received from the Initial Public Offering and private placement, an amount of $232,300,000 ($10.10 per unit) was placed in the Trust Account.

We incurred a total of $18,741,708 in offering costs related to the initial public offering. We paid a total of $4,600,000 in underwriting discounts and commissions, $4,736,326 in incentives to an anchor investor and $1,355,382 in actual offerings costs. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 23, 2022, by and among the Registrant and Citigroup Global Markets Inc., as representative of the several underwriters.(1)
3.1	Second Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws.(2)
4.1	Warrant Agreement, dated February 23, 2022, by and between the Registrant and American Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated February 23, 2022, by and between the Registrant and American Stock Transfer & Trust Company, as rights agent. (1)
10.1	Letter Agreement, dated February 23, 2022, by and among the Registrant, its executive officers, its directors and Clean Earth Acquisitions Sponsor, LLC. (1)
10.2	Investment Management Trust Agreement, dated February 23, 2022, by and between the Registrant and American Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 23, 2022, by and among the Registrant, Clean Earth Acquisitions Sponsor, LLC and the other holders party thereto. (1)
10.4	Private Placement Units Purchase Agreement, dated February 23, 2022, by and between the Registrant and Clean Earth Acquisitions Sponsor, LLC. (1)
10.5	Form of Indemnification Agreement, dated February 23, 2022, by and between the Registrant and each of its officers and directors. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 28, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on November 19, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN EARTH ACQUISITIONS CORP.

Date: May 13, 2022		/s/ Aaron T. Ratner
	Name:	Aaron T. Ratner
	Title:	Chief Executive Officer
(Principal Executive Officer)