Form 10-Q
period 2022-06-30
Clean Earth Acquisitions Corp.
filed 2022-08-11
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2022, there were 23,890,000 shares of Class A common stock, $0.0001 par value, and 7,666,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLEAN EARTH ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$679,256	$33,912
Prepaid expenses – current	426,083	—
Accounts receivable	19,189	189
Marketable securities held in Trust Account	232,635,059	—
Total Current Assets	233,759,587	34,101
Non-current assets
Prepaid expenses – non-current	65,941	—
Deferred offering costs	—	703,079
Total Non-current Assets	65,941	703,079
Total Assets	$233,825,528	$737,180

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$540,787	$1,600
Accounts payable	45,674	—
Accrued offering costs	984,714	588,126
Promissory note – related party	—	125,000
Deferred underwriter fee payable	8,050,000	—
Total Current Liabilities	9,621,175	714,726
Total Liabilities	9,621,175	714,726

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption	232,635,059	—

Stockholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(8,431,562)	(2,546)
Total Stockholders’ Equity (Deficit)	(8,430,706)	22,454
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$233,825,528	$737,180

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Formation and operating costs	$786,398	1,047,779
Loss from operations	(786,398)	(1,047,779)

Other income:
Dividend income	313,681	335,059

Net loss	$(472,717)	(712,720)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	23,000,000	15,629,834

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.01)	0.66

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,556,667	8,271,474

Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.02)	(1.33)

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,766,854	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units			890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	39,554,524	—	—	—	—	(32,151,909)	(7,402,615)	(39,554,524)
Net loss	—	—	—	—	—	—	—	(240,003)	(240,003)
Balance – March 31, 2022	23,000,000	232,321,378	890,000	89	7,666,667	767	—	(7,645,164)	(7,644,308)
Remeasurement of Class A common stock to redemption value	—	313,681	—	—	—	—	—	(313,681)	(313,681)
Net loss	—	—	—	—	—	—	—	(472,717)	(472,717)
Balance – June 30, 2022	23,000,000	232,635,059	890,000	$89	7,666,667	$767	$—	$(8,431,562)	$(8,430,706)

The accompanying notes are an integral part of the financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

Cash Flows from Operating Activities:
Net loss	$(712,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income	(335,059)
Changes in operating assets and liabilities:
Prepaid expenses	(492,024)
Accounts payable	45,674
Accrued expenses	539,187
Net cash used in operating activities	(954,942)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of units	230,000,000
Proceeds from sale of private placement units	8,900,000
Payment of underwriting fee	(4,600,000)

Proceeds from promissory note – related party	100,000
Payment of promissory note – related party	(225,000)
Proceeds from related party receivable	189
Payment of deferred offering costs	(274,903)
Net cash provided by financing activities	233,900,286

Net Change in Cash	645,344
Cash – Beginning	33,912
Cash – Ending	$679,256

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$39,868,205
Deferred underwriter fee payable	$8,050,000
Deferred offering costs included in accrued offering costs	$396,588

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below). The Company has selected December 31 as its fiscal year end. The Company did not have any activity for the period from May 14, 2021 (inception) through June 30, 2021.

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

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months (or up to 18 months with extensions) from February 28, 2022, the closing of the Initial Public Offering (the “Combination Period”).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements.

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

Going Concern

As of June 30, 2022 and December 31, 2021, the Company had $679,256 and $33,912 of operating cash, respectively, and working capital (deficit) of $224,138,412 and ($680,625), respectively. At June 30, 2022, working capital includes the amount of Marketable Securities held in Trust Account. The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the deferred underwriting fees payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees payable would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for the period from May 14, 2021 (inception) through December 31, 2021 as filed with the SEC on February 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s final prospectus for the period from May 14, 2021 (inception) through December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $679,256 and $33,912 of cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on February 28, 2022, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in the Trust Account and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7(d) under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 18 months with extensions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 18 months with extensions), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares.

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

Warrants and Rights

The Company accounts for the public and private warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).  Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants and rights do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under “ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in stockholders’ equity.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the stockholders' deficit section of the Company’s balance sheet.

The Class A common stock subject to possible redemption is reflected on the balance sheet at June 30, 2022 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,101,246)
Plus:
Re-measurement on Class A common stock subject to possible redemption	39,554,524
Class A common shares subject to possible redemption, March 31, 2022	232,321,378
Re-measurement on Class A common stock subject to possible redemption	313,681
Class A common shares subject to possible redemption, June 30, 2022	$232,635,059

The proceeds of the Initial Public Offering were allocated to the Class A common stock and the Public Warrants and Rights based on their relative fair values.  The Company recognizes changes in redemption value of Class A common stock subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On February 28, 2022, the Company recorded a remeasurement of $39,533,146, $32,151,909 of which was recorded in additional paid-in capital and $7,381,237 was recorded in accumulated deficit, to remeasure the value of Class A common stock to its redemption value. The Company has recorded an additional remeasurement of $335,059 through June 30, 2022 to remeasure the value of Class A common stock to its redemption value of the amount held in the trust account.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements in accordance with ASC Topic 718, “Compensation-Stock Compensation”. The awards have a performance condition that requires the consummation of an initial business combination to fully vest. As the performance condition is not probable and will likely not become probable until the consummation of an initial business combination, the Company will defer recognition of the compensation costs until the consummation of an initial business combination.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total net income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.

Net income (loss) per common stock is computed by dividing net income (loss) by class by the weighted average number of common stock outstanding during the period. The Company has not considered the effect of the 11,500,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following tables reflect the calculation of basic and diluted net loss per common stock (in dollars, except share amounts):

Three Months Ended
June 30,
2022
Net loss	(472,717)
Remeasurement of temporary equity to redemption value	(313,681)
Net loss including remeasurement of temporary equity to redemption value	$(786,398)

	Three Months Ended
	June 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	(573,164)	(213,234)
Deemed dividend for remeasurement of temporary equity to redemption value	313,681	—
Total loss by class	$(259,483)	$(213,234)

Weighted average shares outstanding	23,000,000	8,556,667
Loss per share	$(0.01)	$(0.02)

Six Months Ended
June 30,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net loss from date of initial public offering through June 30, 2022	(675,686)
Total loss year to date	(712,720)
Remeasurement of temporary equity to redemption value	(39,868,205)
Net loss including remeasurement of temporary equity to redemption value	$(40,580,925)

	Six Months Ended
	June 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	(29,550,316)	(11,030,609)
Deemed dividend for remeasurement of temporary equity to redemption value	39,868,205	—
Total income (loss) by class	$10,317,889	$(11,030,609)

Weighted average shares outstanding	15,629,834	8,271,474
Income (loss) per share	$0.66	$(1.33)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

An aggregate of $10.10 per Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) of the Investment Company Act, as determined by the Company. As of June 30, 2022, $232,635,059 was held in the Trust Account. In addition, $679,256 of operating cash is not held in the Trust Account and was available for working capital purposes as of June 30, 2022.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Related Party Consulting Agreement

In April 2022, the Company entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research.  The Company will pay the Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears.  The grant date of the stock-based compensation award under the agreement is April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. As such, as of June 30, 2022, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs.  Additionally, the agreement will conclude upon the completion of a successful business combination.  The Company incurred $22,826 for the six and three months ended June 30, 2022, related to this agreement.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. As the Combination period expires 15 months, without extensions, from February 28, 2022, the deferred underwriter fee payable is classified as a current liability as of June 30, 2022.

Consulting Agreement

In June 2022, The Company entered into a consulting agreement. During the term of the agreement, the Consultant will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business.  The Company will pay the Consultant compensation in the form of $15,000 per month.  Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions.  Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. As of June 30, 2022, no work has been performed related to the consulting agreement and thus the Company did not accrue any amounts related to this agreement.

Note 6.    Stockholders’ Equity

On February 23, 2022, the Company adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”) Under the Certificate of Incorporation, the total number of shares of all classes of capital stock, each with a par value of $0.0001 per share, which the Company is authorized to issue is 111,000,000 shares, consisting of (a) 110,000,000 shares of common stock (the “Common Stock”), including (i) 100,000,000 shares of Class A common stock (the “Class A Common Stock”), and (ii) 10,000,000 shares of Class B common stock (the “Class B Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At June 30, 2022 and December 31, 2021, there were 890,000 and zero shares of Class A common stock issued or outstanding, excluding 23,000,000 and zero shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of June 30, 2022. All share and per-share amounts have been retroactively restated to reflect the stock split.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Warrants):

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants may be exercised for cash or on a “cashless basis”, the Private Warrants and the Class A common stock issuable upon exercise of the Private Warrants may be subject to certain transfer restrictions, and the Private Warrants are not redeemable at the option of the Company. The Private Warrants shall not become Public Warrants as a result of any transfer of the Private Warrants, regardless of the transferee.

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

NOTE 7. INCOME TAX

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $49,362 in accrued expenses.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2022 and December 31, 2021.

NOTE 8. FAIR VALUE MEASUREMENTS

At June 30, 2022, the Company’s marketable securities held in the Trust Account were valued at $232,635,059. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of June 30, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account(1)	$232,635,059	$—	$—

(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below). The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from inception through June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended June 30, 2022, we had a net loss of $472,717, which consisted of $562,957 in legal and accounting expenses, $48,460 of franchise tax expense, $49,362 provision for income taxes, $106,521 of insurance expense, and $19,098 in dues and subscriptions, marketing and advertising, and bank fees expenses, partially offset by $313,681 of dividend income on marketable securities held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of $712,720, which consisted of $681,065 in legal and accounting expenses, $100,000 of franchise tax expense, $49,362 provision for income taxes, $147,100 of insurance expense, and $70,252 in dues and subscriptions, marketing and advertising, and bank fees expenses, partially offset by $335,059 of dividend income on marketable securities held in the Trust Account.

For the six months ended June 30, 2022, we had $954,942 of net cash used in operating activities. Net loss of $712,720 was decreased by insurance expense of $147,100 and increased by $335,059 of dividend income and $54,263 of changes in operating assets and liabilities. Net cash used in investing activities was $232,300,000 related to the funding of the Trust Account. Net cash provided by financing activities included $230,000,000 of proceeds from the issuance of common stock, $8,900,000 of proceeds from Private Warrants, and $100,189 of proceeds from promissory note – related party and related party receivable, offset by $4,600,000 payment of underwriting fees and commissions, $225,000 payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $274,903 payments of deferred offering costs.

Going Concern

As of June 30, 2022 and December 31, 2021, the Company had $679,256 and $33,912 of operating cash, respectively, and a working capital (deficit) of $224,138,412 and ($680,625), respectively. At June 30, 2022, working capital includes the amount of Marketable Securities held in Trust Account.

The Company’s liquidity needs through June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022.

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

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial Business Combination. As the Combination period expires 15 months, without extensions, from February 28, 2022, the deferred underwriter fee payable is classified as a current liability as of June 30, 2022.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders' deficit section of the Company’s balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

 We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

CLEAN EARTH ACQUISITIONS CORP.

Date: August 11, 2022		/s/ Aaron T. Ratner
	Name:	Aaron T. Ratner
	Title:	Chief Executive Officer
(Principal Executive Officer)