Form 10-Q
period 2022-09-30
Clean Earth Acquisitions Corp.
filed 2022-11-14
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 23,890,000 shares of Class A common stock, $0.0001 par value, and 7,666,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLEAN EARTH ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements (Unaudited)	1
Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the three Months Ended September 30, 2021, and For the Period From May 14, 2021 (Inception) Through September 30, 2021	2
Condensed Statements of Changes in Stockholders’ (Equity) Deficit for the Three and Nine Months Ended September 30, 2022 and For the Period From May 14, 2021 (Inception) Through September 30, 2021	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period From May 14, 2021 (Inception) Through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safely Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$345,663	$33,912
Prepaid expenses – current	393,588	—
Accounts receivable	19,189	189
Marketable securities held in Trust Account	233,774,074	—
Total Current Assets	234,532,514	34,101
Non-current assets
Prepaid expenses – non-current	—	—
Deferred offering costs	—	703,079
Total Non-current Assets	—	703,079
Total Assets	$234,532,514	$737,180

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,449,372	$1,600
Accounts payable	17,171	—
Accrued offering costs	607,714	588,126
Promissory note – related party	350,000	125,000
Deferred underwriter fee payable	8,050,000	—
Total Current Liabilities	10,474,257	714,726
Total Liabilities	10,474,257	714,726

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption	233,774,074	—

Stockholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(9,716,673)	(2,546)
Total Stockholders’ Equity (Deficit)	(9,715,817)	22,454
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$234,532,514	$737,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period From
				May 14, 2021
	Three Months Ended		Nine Months Ended	(Inception) Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Franchise tax expense	$50,000	—	$150,000	$—
Bank fees	390	—	767	—
Insurance expense	106,521	—	253,621	—
Dues and subscriptions	5,900	—	62,831	—
Marketing and advertising expenses	58,387	—	71,331	—
Legal and accounting expenses	334,967	—	1,016,032	—
Placement services fee	500,000	—	500,000	—
Formation, general and administrative expenses	—	1,307	—	1,307
Loss from operations	(1,056,165)	(1,307)	(2,054,582)	(1,307)

Other income:
Dividend income	261,381	—	596,440	—
Earnings on Trust Account	877,634	—	877,634	—
Other income	1,139,015	(1,307)	1,474,074	(1,307)

Income (loss) before provision for income taxes	82,850	(1,307)	(580,508)	(1,307)
Provision for income taxes	(228,946)	—	(278,308)	—
Net loss	$(146,096)	$(1,307)	$(858,816)	$(1,307)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	23,000,000	—	18,113,553	—

Basic and diluted net income per share, redeemable Class A common stock	$0.01	$—	$0.58	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,556,667	7,666,667	8,107,815	7,666,667

Basic and diluted net income (loss) per share, non-redeemable Class A and Class B common stock	$(0.04)	$(0.00)	$(1.40)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,766,854	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units	—	—	890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	39,554,524	—	—	—	—	(32,151,909)	(7,402,615)	(39,554,524)
Net loss	—	—	—	—	—	—	—	(240,003)	(240,003)
Balance – March 31, 2022	23,000,000	232,321,378	890,000	89	7,666,667	767	—	(7,645,164)	(7,644,308)
Remeasurement of Class A common stock to redemption value	—	313,681	—	—	—	—	—	(313,681)	(313,681)
Net loss	—	—	—	—	—	—	—	(472,717)	(472,717)
Balance – June 30, 2022	23,000,000	232,635,059	890,000	$89	7,666,667	$767	$—	$(8,431,562)	$(8,430,706)
Remeasurement of Class A common stock to redemption value	—	1,139,015	—	—	—	—	—	(1,139,015)	(1,139,015)
Net loss	—	—	—	—	—	—	—	(146,096)	(146,096)
Balance – September 30, 2022	23,000,000	233,774,074	890,000	$89	7,666,667	$767	$—	$(9,716,673)	$(9,715,817)

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — May 14, 2021 (inception)	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock to Sponsor	—	—	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	—	—	(1,307)	(1,307)
Balance — September 30, 2021	—	—	—	$—	7,666,667	$767	$24,233	$(1,307)	$23,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For the Period From
	Nine Months Ended	May 14, 2021 (Inception)
	September 30,	Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(858,816)	$(1,307)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income	(596,440)	—
Earnings on Trust Account	(877,634)	—
Gain on extinguishment of liabilities	(4,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(393,588)	—
Accounts payable	17,171	—
Accrued expenses	1,447,772	241
Accounts receivable	(19,189)	—
Net cash used in operating activities	(1,284,724)	(1,066)

Cash Flows from Investing Activities:
Redemption of securities held in Trust Account	233,355,939	—
Investment of proceeds from redemption of securities held in Trust Account	(233,355,939)	—
Investment of cash in Trust Account	(232,300,000)	—
Net cash used in investing activities	(232,300,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of units	230,000,000	—
Proceeds from sale of private placement units	8,900,000	—
Payment of underwriting fee	(4,600,000)	—
Proceeds from promissory note – related party	450,000	—
Payment of promissory note – related party	(225,000)	—
Proceeds from related party receivable	189	—
Payment of deferred offering costs	(628,714)	—
Net cash provided by financing activities	233,896,475	25,000

Net Change in Cash	311,751	23,934
Cash – Beginning	33,912	—
Cash – Ending	$345,663	$23,934

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$41,007,220	$—
Deferred underwriter fee payable	$8,050,000	$—
Deferred offering costs included in accrued offering costs	$23,588	$112,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination transaction.

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

Going Concern

As of September 30, 2022, the Company had $345,663 of operating cash and a working capital deficit of $9,715,817. At September 30, 2022, working capital excludes the amount of Marketable Securities held in Trust Account. The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and a convertible promissory note with the Sponsor (see Note 4).

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for the period from May 14, 2021 (inception) through December 31, 2021 as filed with the SEC on February 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s final prospectus for the period from May 14, 2021 (inception) through December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $345,663 and $33,912 of cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of incentives to Anchor Investor and professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $18,741,708, consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, $1,355,382 of actual offering costs, and $4,736,326 excess fair value of Founder Shares as a result of the Anchor Investor transaction (see Note 5). The Company recorded the $18,741,708 of offering costs as a reduction of the carrying value of Class A common stock in temporary equity and additional paid-in capital (see Note 3).

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

Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3 — defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Class A common stock subject to possible redemption is reflected on the balance sheet at September 30, 2022 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,101,246)
Plus:
Re-measurement on Class A common stock subject to possible redemption	39,554,524
Class A common shares subject to possible redemption, March 31, 2022	232,321,378
Re-measurement on Class A common stock subject to possible redemption	313,681
Class A common shares subject to possible redemption, June 30, 2022	232,635,059
Re-measurement on Class A common stock subject to possible redemption	1,139,015
Class A common shares subject to possible redemption, September 30, 2022	$233,774,074

The proceeds of the Initial Public Offering were allocated to the Class A common stock and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A common stock subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On February 28, 2022, the Company recorded a remeasurement of $39,533,146, $32,151,909 of which was recorded in additional paid-in capital and $7,381,237 was recorded in accumulated deficit, to remeasure the value of Class A common stock to its redemption value. The Company has recorded an additional remeasurement of $1,452,696 through September 30, 2022 to remeasure the value of Class A common stock to its redemption value of the amount held in the Trust Account.

Promissory Note – Related Party

The Company accounts for its WC Promissory Note (see Note 4) in accordance with ASC Topic 470, “Debt” and ASC Topic 815, “Derivatives and Hedging”. The Company accounts for the WC Promissory Note at amortized cost and does not bifurcate and separately account for the embedded conversion feature as it does not meet the definition of a derivative instrument.

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

Net income (loss) per common stock is computed by dividing net income (loss) by class by the weighted average number of common stock outstanding during the period. The Company has not considered the effect of the 11,500,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Net income (loss) per common stock for the three months ended September 20, 2021 and for the period from May 14, 2021 (inception) through September 30, 2021 was calculated by dividing the net income (loss) into the amount of Class B non-redeemable common stock outstanding as no Class A common stock was issued during these periods.

The following tables reflect the calculation of basic and diluted net loss per common stock for the three and nine months ended September 30, 2022 (in dollars, except share amounts):

Three Months Ended
September 30,
2022
Net loss	(146,096)
Remeasurement of temporary equity to redemption value	(1,139,015)
Net loss including remeasurement of temporary equity to redemption value	$(1,285,111)

	Three Months Ended
	September 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	(936,650)	(348,461)
Deemed dividend for remeasurement of temporary equity to redemption value	1,139,015	—
Total income (loss) by class	$202,365	$(348,461)

Weighted average shares outstanding	23,000,000	8,556,667
Income (loss) per share	$0.01	$(0.04)

Nine Months Ended
September 30,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net loss from date of initial public offering through September 30, 2022	(821,782)
Total loss year to date	(858,816)
Remeasurement of temporary equity to redemption value	(41,007,220)
Net loss including remeasurement of temporary equity to redemption value	$(41,866,036)

	Nine Months Ended
	September 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	(30,486,966)	(11,379,070)
Deemed dividend for remeasurement of temporary equity to redemption value	41,007,220	—
Total income (loss) by class	$10,520,254	$(11,379,070)

Weighted average shares outstanding	18,113,553	8,107,815
Income (loss) per share	$0.58	$(1.40)

The following tables reflect the calculation of basic and diluted net loss per common stock for the three months ended September 30, 2021 and for the period from May 14, 2021 (inception) through September 30, 2021 (in dollars, except share amounts):

Three Months Ended
September 30,
2021
Net loss	(1,307)
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,666,667
Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.00)

Period from May 14, 2021
(inception) through September 30,
2021
Net loss	$(1,307)
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,666,667
Basic and diluted net loss per share, non-redeemable Class B common stock	(0.00)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

An aggregate of $10.10 per Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) of the Investment Company Act, as determined by the Company. As of September 30, 2022, $233,774,074 was held in the Trust Account. In addition, $345,663 of operating cash is not held in the Trust Account and was available for working capital purposes as of September 30, 2022.

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

Promissory Note — Related Party

On September 22, 2021, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. As of February 28, 2022, the Company had borrowed $225,000 under the IPO Promissory Note. The IPO Promissory Note was non-interest bearing and was repaid in full on February 28, 2022. As of September 31, 2022 and December 31, 2021, the outstanding balance under the IPO Promissory Note was $0 and $125,000, respectively.

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

On September 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $850,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of September 30, 2022 and December 31, 2021, the WC Promissory Note balance was $350,000 and $0, respectively.

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

Related Party Consulting Agreement

In April 2022, the Company entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research. The Company will pay the Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears. The grant date of the stock-based compensation award under the agreement is April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. As such, as of September 30, 2022, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs. Additionally, the agreement will conclude upon the completion of a successful business combination. The Company incurred $22,500 and $45,000 for the three and nine months ended September 30, 2022, related to this agreement.

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

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. As the Combination period expires 15 months, without extensions, from February 28, 2022, the deferred underwriter fee payable is classified as a current liability as of September 30, 2022.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. As of September 30, 2022, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statement of operations. The Company has not recorded any amounts related to the $450,000 cash fee as of September 30, 2022 as it is contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, The Company entered into a consulting agreement. During the term of the agreement, the Consultant will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. As of September 30, 2022, the Company has incurred $45,000 under this agreement and has prepaid $4,353 for future services.

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

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At September 30, 2022 and December 31, 2021, there were 890,000 and zero shares of Class A common stock issued or outstanding, excluding 23,000,000 and zero shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of September 30, 2022. All share and per-share amounts have been retroactively restated to reflect the stock split.

With respect to any matter submitted to a vote of our stockholders, including any vote in connection with a Business Combination, except as required by law, holders of our Founder Shares and holders of our Public Shares will vote together as a single class, with each share entitling the holder to one vote.

The shares of Class B common stock will automatically convert into Class A common stock at the time of Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement-equivalent shares and warrants underlying units issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	provided that the reference value of the Class A common stock equals or exceeds $18.00 per share; and
●	either there is an effective registration statement covering the issuance of the shares of Common Stock issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period; or
●	the Company has elected to require the exercise of the Public Warrants on a “cashless basis”.

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

NOTE 7. INCOME TAX

During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $278,308 in accrued expenses. The effective tax rate for the three and nine months ended September 30, 2022 was 9.15%.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2022 and December 31, 2021.

NOTE 8. FAIR VALUE MEASUREMENTS

At September 30, 2022, the Company’s marketable securities held in the Trust Account were valued at $233,774,074. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of September 30, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account(1)	$233,774,074	$—	$—
(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

NOTE 9. SUBSEQUENT EVENTS

On October 12, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Alternus Energy Group Plc (the “Seller”).

Pursuant to the Business Combination Agreement, the Company will acquire certain subsidiaries of the Seller, for up to 90 million shares. Initially, the Company will issue 55 million shares at closing (subject to a working capital adjustment capped at 1 million additional shares) plus up to 35 million shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met.

The closing of the transactions contemplated by the Business Combination Agreement is expected to close in the first quarter of 2023, and is subject to customary closing conditions as set forth in the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company entered into (A) a Sponsor Support Agreement with the Sponsor and Seller pursuant to which the Sponsor agreed to vote in favor of the Business Combination, waive its redemption rights, agree to not transfer securities of the Company, and waive any anti-dilution or similar protections with respect to founder shares; and (B) an Investor Rights Agreement with the Sponsor and Seller, which provides for certain governance requirements, registration rights and a lockup agreement. The closing of the transactions contemplated by the Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties.

On October 6, 2022, the Company and the representative of the underwriters executed a revised Underwriting Agreement to reduce a portion of the deferred underwriting commissions payable by $3,622,500, resulting in a deferred underwriting fee payable of $4,427,500.

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination and negotiating a Business Combination Agreement. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months (or up to 18 months with extensions) from February 28, 2022, the closing of the Initial Public Offering (the “Combination Period”).

Results of Operations

Our entire activity from inception through September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for, and negotiation with, a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2022, we had net loss of $0.2 million, which consisted of $0.5 million in placement services fees, $0.3 million in legal and accounting expenses, $0.1 million of franchise tax expense, a $0.2 million provision for income taxes, $0.1 million of insurance expense, and $0.1 in dues and subscriptions, marketing and advertising, and bank fees expenses, offset by $1.5 million of dividend income and earnings on marketable securities held in the Trust Account.

For the nine months ended September 30, 2022, we had net loss of $0.9 million, which consisted of $0.5 million in placement services fees, $1.0 million in legal and accounting expenses, $0.2 million of franchise tax expense, a $0.3 million provision for income taxes, $0.3 million of insurance expense, and $0.1 million in dues and subscriptions, marketing and advertising, and bank fees expenses, offset by $1.5 million of dividend income and earnings on marketable securities held in the Trust Account.

For the nine months ended September 30, 2022, we had $1.3 million of net cash used in operating activities. Net income of $0.9 million was increased by insurance expense of $0.3 million and changes in operating assets and liabilities of $0.8 million, offset by $1.5 million of dividend income and earnings on the Trust Account. Net cash used in investing activities was $232.3 million related to the funding of the Trust Account. Net cash provided by financing activities included $230.0 million of proceeds from the issuance of common stock, $8.9 million of proceeds from Private Units, and $0.5 million of proceeds from promissory note – related party and related party receivable, offset by $4.6 million of underwriting fees and commissions, a $0.2 million payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $0.6 million of payments of deferred offering costs.

Going Concern

As of September 30, 2022, the Company had $345,663 of operating cash and a working capital deficit of $9,715,817. At September 30, 2022, working capital excludes the amount of Marketable Securities held in Trust Account.

The Company’s liquidity needs through September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs, and draws on a unsecured working capital promissory note.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022.

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

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial Business Combination. As the Combination period expires 15 months, without extensions, from February 28, 2022, the deferred underwriter fee payable is classified as a current liability as of September 30, 2022.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. As of September 30, 2022, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statement of operations. The Company has not recorded any amounts related to the $450,000 cash fee as of September 30, 2022 as it is contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, The Company entered into a consulting agreement. During the term of the agreement, the Consultant will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. As of September 30, 2022, the Company has incurred $45,000 under this agreement and has prepaid $4,353 for future services.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Promissory Note – Related Party

The Company accounts for its WC Promissory Note (see Note 4) in accordance with ASC Topic 470, “Debt” and ASC Topic 815, “Derivatives and Hedging”. The Company accounts for the WC Promissory Note at amortized cost and does not bifurcate and separately account for the embedded conversion feature as it does not meet the definition of a derivative instrument.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

On October 6, 2022, the Company and the representative of the underwriters executed a revised Underwriting Agreement to reduce a portion of the deferred underwriting commissions payable by $3,622,500, resulting in a deferred underwriting fee payable of $4,427,500.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Business Combination Agreement, dated as of October 12, 2022, by and among Clean Earth Acquisitions Corp., Alternus Energy Group Plc and Clean Earth Acquisitions Sponsor LLC (previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2022, and incorporated herein).

10.1	Promissory Note dated as of September 26, 2022 (previously filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2022, and incorporated herein).
10.2

Sponsor Support Agreement, dated as of October 12, 2022, by and among Clean Earth Acquisitions Corp., Clean Earth Acquisitions Sponsor LLC and Alternus Energy Group Plc (previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2022, and incorporated herein).

10.3

Investor Rights Agreement, dated as of October 12, 2022, by and among Clean Earth Acquisitions Corp., Clean Earth Acquisitions Sponsor LLC and Alternus Energy Group Plc (previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2022, and incorporated herein)

10.4*	Agreement dated October 6, 2022 between Clean Earth Acquisitions Corp. and Citigroup Global Markets Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN EARTH ACQUISITIONS CORP.

Date: November 14, 2022		/s/ Aaron T. Ratner
	Name:	Aaron T. Ratner
	Title:	Chief Executive Officer
(Principal Executive Officer)