Form 10-K
period 2022-12-31
Clean Earth Acquisitions Corp.
filed 2023-03-30
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41306

CLEAN EARTH ACQUISITIONS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1431377
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12600 Hill Country Blvd, Building R Suite 275, Bee Cave, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

(800) 508-1531
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CLIN	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock	CLINW	The NASDAQ Stock Market LLC
Rights to acquire one-tenth (1/10) of one share of Class A common stock	CLINR	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A common stock, one right and one-half of one redeemable warrant	CLINU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $227.2 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 30, 2023, there were 23,890,000 shares of Class A common stock and 7,666,667 shares of Class B common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to Clean Earth Acquisitions Corp.;
●	references to our “sponsor” refer to Clean Earth Acquisitions Sponsor, LLC, a Delaware limited liability company, a company affiliated with our officers, directors and advisors.
●	references to “anchor investor” are to certain funds advised by Antara Capital LP, an unaffiliated qualified institutional buyer;
●	references to “completion window” are to the period following the closing of the offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein; the completion window ends May 28, 2023, or August 28, 2023 if our sponsor (or its affiliates or designees) has deposited $2.3 million into the trust account for the three-month extension;
●	references to “founder shares” are to 7,666,667 shares of our Class B common stock issued by us to our initial stockholders;
●	references to “initial holders” or “initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;
●	references to our “initial public offering” means the initial public offering of 23,000,000 of our units, each unit consisting of one share of our Class A common stock, one right to receive one-tenth of one share of our Class A common stock, for no additional consideration, upon the consummation of an initial business combination, and one-half of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on February 28, 2022;
●	references to our “management” or our “management team” refer to our officers, directors and advisors;
●	references to “private placement” refer to the private placement of 890,000 private units purchased by our sponsor, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $8.9 million;
●	references to “private shares” are to an aggregate of 890,000 shares of our Class A common stock included within the private units purchased by our sponsor in the private placement;
●	references to “private units” are to the 890,000 units purchased by our sponsor in the private placement, each private unit consisting of one private share and one-half of one private warrant;
●	references to “private warrants” are to redeemable warrants to purchase an aggregate of 445,000 shares of our Class A common stock included within the private units purchased by our sponsor in the private placement;
●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;
●	references to our “rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market); and
●	references to “trust account” are to the trust account into which $232,300,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of our officers and directors to generate potential investment opportunities;
●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;
●	potential changes in control if we acquire one or more target businesses for stock;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are an early stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
●	If we are unable to consummate a business combination, including with the Seller (defined on page 6), our public stockholders may be forced to wait until the end of the completion window before receiving distributions from the trust account.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.
●	Our initial stockholders have agreed to vote in favor of our initial business combination.
●	Past performance by our management team may not be indicative of future performance of an investment in our company.
●	You will not be entitled to protections normally afforded to investors of blank check companies, such as a shorter period of time to consummate an initial business combination.
●	We are not limited to evaluation in a particular industry, sector or geographic area, and are thus unable to ascertain merits or risks where we ultimately operate.
●	We may change our acquisition criteria, in which case many of the disclosures contained herein would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.
●	We may issue shares of our capital stock or debt securities to complete a business combination, which would dilute your equity interest and likely cause a change in control of our ownership.
●	We may issue shares of our capital stock in connection with a business combination at a price that is lower than the prevailing market price.
●	We have a working capital deficiency and our management has determined that there is substantial doubt about our ability to continue as a “going concern.”
●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
●	Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
●	Changes in the market for directors and officers liability insurance could make it more difficult and expensive to complete an initial business combination.
●	Cyber incidents or attacks could lead to information loss or corruption and result in operation disruption and/or financial loss.
●	Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and rights, which could limit the ability of warrant holders or right holders to obtain a favorable judicial forum for disputes with our company.
●	Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination, and we cannot assure you that our assessment of these individuals will prove to be correct.
●	Our officers, directors and sponsor are subject to conflicts of interests, including those caused by allocating their time to other business, potential financial benefit from a business combination occurring, and potential negotiation for employment or consulting agreements with a target business.
●	NASDAQ may delist our securities from listing on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services.
●	Due diligence efforts may not reveal all relevant considerations or liabilities of a target business.
●	We may seek a business combination with a financially unstable business, which could subject us to volatile revenues, cash flows or earnings.
●	Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.
●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
●	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
●	The per-share amount held in our trust account may drop below $10.10 per public share due to numerous reasons, including third party claims.
●	If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.
●	Our initial business combination and structure thereafter may not be tax-efficient to our stockholders, rights holders and warrant holders.
●	If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Business combinations with businesses in the clean and sustainable energy industries entail special considerations and risks, including supply chain disruptions, uncertainty of customer demand, economic downturns and insufficient insurance coverage.
●

PART I

Item 1. BUSINESS

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While our efforts to identify a prospective target business are not necessarily limited to a particular industry, sector or region, we capitalize on the expertise of our management team, board and advisors (collectively, our “Team”) in the clean and renewable energy industry. Our goal is to identify and pursue businesses that participate in the global energy transition ecosystem that are facilitating the way that energy is produced, stored, transmitted, distributed and consumed, all while reducing or mitigating greenhouse gas emissions. We focus on companies that serve key and evolving segments in the clean energy ecosystem, including those involved in carbon, hydrogen, sustainable agriculture, and renewable energy, which are becoming increasingly intertwined. Additional areas of focus include, but are not limited to, energy storage, distributed energy, zero-emission transportation, carbon utilization, low or carbon-free industrial applications and sustainable manufacturing.

We believe that clean energy and sustainability solutions are revolutionizing many traditional industries and creating numerous investment opportunities which are soundly driven by important long-term global trends, such as the cost of carbon emissions, regulatory incentive programs, and consumers’ increasing value placed on clean energy products and services, in addition to advancements in technology providing for more cost-effective solutions and alternatives to fossil fuels. We believe that the regulatory frameworks incentivizing the adoption of sustainable practices and technologies will become increasingly favorable to the sectors that we are targeting. These trends provide long-term benefits for companies that develop and distribute services and products that take part of an integrated approach to the continued decarbonization of the economy.

We target the growth-oriented subsectors of the clean and sustainable energy industry that present particularly attractive investment opportunities. We have a global focus in our approach. We do not intend to acquire early stage start-up companies, companies with speculative business plans or companies that are excessively leveraged. We are not, however, required to complete our initial business combination with a clean and sustainable energy business and, as a result, we may pursue a business combination beyond that sector and scope. We seek to acquire high-quality businesses that can generate attractive, risk-adjusted returns for stockholders.

Our objective is to generate attractive returns and create value for our stockholders by applying our strategy of capitalizing on the experience, operational and financial expertise and contacts of our Team. Our Team has particular deep experience and expertise in SPACs, clean and sustainable energy investing, M&A, financing, initial public offerings, private equity and venture capital. Our Team includes executives who have successfully invested in businesses around the world. We will seek to capitalize on the significant clean energy experience and contacts of Aaron Ratner, our Chief Executive Officer, Martha Ross, our Chief Financial Officer and Chief Operating Officer, Nicholas Parker, the Chairman of our Board of Directors, and Candice Beaumont, Bradford Allen and Michael Vahrenkamp, our other board members, to identify, evaluate, acquire and operate a target business. We also call on the deep experience and global networks of our advisors. We look to acquire and manage a business that can benefit from our Team’s global experience within the clean and sustainable energy sectors and related areas. If we elect to pursue an investment outside of the clean and sustainable energy industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

At December 31, 2022, we had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination.

The registration statement for our initial public offering was declared effective on February 23, 2022. On February 28, 2022, we consummated the initial public offering of 23,000,000 units generating gross proceeds of $230,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 890,000 private units at a price of $10.00 per unit in a private placement to our sponsor, generating gross proceeds of $8,900,000.

Following the closing of the initial public offering on February 28, 2022, an amount of $232,300,000 ($10.10 per unit) from the net proceeds of the sale of the units in the initial public offering and the private units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination during the completion window; or (iii) the distribution of the trust account, if we are unable to complete a business combination within the completion window or upon any earlier liquidation of us.

Business Combination Agreement

On October 12, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Alternus Energy Group Plc (the “Seller”). Pursuant to the Business Combination Agreement, we will acquire certain subsidiaries of the Seller, for up to 90 million shares. Initially, we will issue 55 million shares at closing (subject to a working capital adjustment capped at 1 million additional shares) plus up to 35 million shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met.

The closing of the transactions contemplated by the Business Combination Agreement is expected to close in the second quarter of 2023, and is subject to customary closing conditions as set forth in the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, we entered into (A) a Sponsor Support Agreement with the sponsor and the Seller pursuant to which the sponsor agreed to vote in favor of the Business Combination, waive its redemption rights, agree to not transfer securities of the Company, and waive any anti-dilution or similar protections with respect to founder shares; and (B) an Investor Rights Agreement with the sponsor and the Seller, which provides for certain governance requirements, registration rights and a lockup agreement. The closing of the transactions contemplated by the Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties.

On October 6, 2022, we and the representative of the underwriters executed a revised Underwriting Agreement to reduce a portion of the deferred underwriting commissions payable by $3,622,500, resulting in a deferred underwriting fee payable of $4,427,500.

Business Strategy

We are a blank check company formed for the purpose of effecting an initial business combination. We intend to acquire a high-quality growth business or asset that can generate attractive, risk-adjusted returns for stockholders. To that end, our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, enhance the growth of a company in the clean and sustainable energy industry that complements the experience and expertise of our management team, our board members and our advisors. Our selection process leverages our Team’s extensive global network of relationships, deep industry knowledge across multiple geographies, transaction execution experience and deal sourcing capabilities that provide access to a broad spectrum of acquisition opportunities.

Our goal is to identify and pursue businesses that participate in the global energy transition ecosystem that are facilitating the way that energy is produced, stored, transmitted, distributed and consumed, all while reducing or mitigating greenhouse gas emissions. We focus on companies that serve key and evolving segments in the clean energy ecosystem, including those involved in carbon, hydrogen, sustainable agriculture, and renewable energy, which are becoming increasingly intertwined. Additional areas of focus include, but are not limited to, energy storage, distributed energy, zero-emission transportation, carbon utilization, low or carbon-free industrial applications and sustainable manufacturing.

We believe that clean energy and sustainability solutions are revolutionizing many traditional industries and creating numerous investment opportunities which are soundly driven by important long-term global trends, such as the cost of carbon emissions, regulatory incentive programs, and consumers’ increasing value placed on clean energy products and services, in addition to advancements in technology providing for more cost-effective solutions and alternatives to fossil fuels. We believe that the regulatory frameworks incentivizing the adoption of sustainable practices and technologies will become increasingly favorable to the sectors that we are targeting. These trends provide long-term benefits for companies that develop and distribute services and products that take part of an integrated approach to the continued decarbonization of the economy.

Our Team is uniquely positioned to source and evaluate deals globally. We believe that our expertise and experience in major worldwide markets allow us to source and compare targets across markets, offering us the broadest pool of targets and the possibility to maximize returns. In addition to attractive targets in the U.S. and other developed markets, we have access to companies in other world markets which offer, in some cases, highly attractive growth prospects at more advantageous valuation multiples. Our Team also has access to proprietary opportunities across the globe within the clean and sustainable energy space that can be leveraged to drive value. Our Team is unique in that we have executives that have operated across continents and have team members on the ground in multiple jurisdictions, enabling us to identify and evaluate rapidly growing businesses at an early stage. Our Team also has access to proprietary global deal flow from our family office and other investor relationships. Additionally, members of our Team have exceptional regulatory backgrounds and insights.

Our Team has a demonstrated extensive track record of value creation and enhancement with clean and sustainable energy. Our Team’s experience, resources and track record includes founding successful startups across multiple industries, venture capital investing and startup advisory, sustainable infrastructure project development, financing and execution, acquiring and integrating private investment companies, financial institution assets and taking them public, and international expansion.

We believe that our Team has the experience, resources and track record to execute a successful transaction, the operational expertise to navigate the financial regulatory landscape and an understanding of purchasing, integrating and growing clean energy assets. We understand value at each stage of the financial life cycle, allowing us to evaluate not only what transactions make sense, but also those on which we should pass.

The following differentiated value propositions will allow us to bring to the public market a highly attractive business:

●	Successful investment and M&A track record across public and private markets;
●	Established deep relationships and insights within private equity and clean energy sectors globally;
●	Proven experience in consummating transactions;
●	Operational expertise to add value and help grow and optimize businesses post acquisition;
●	Decades of experience in clean energy and technology investing;
●	Sustainable infrastructure project development and execution;
●	Leadership team;
●	Proprietary deal flow; and
●	Comprehensive set of competencies in clean energy, decarbonization and other energy transition investment themes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

Accordingly, stockholders are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of target businesses

We believe based on our management’s business knowledge and past experience that there are numerous potential candidates available. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. Target business candidates are also brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the IPO Promissory Note and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a target business and structuring of our initial business combination

Subject to our Team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following: (1) financial condition and results of operation; (2) growth potential; (3) brand recognition and potential; (4) experience and skill of management and availability of additional personnel; (5) capital requirements; (6) competitive position; (7) barriers to entry; (8) stage of development of the products, processes or services; (9) existing distribution and potential for expansion; (10) degree of current or potential market acceptance of the products, processes or services; (11) proprietary aspects of products and the extent of intellectual property or other protection for products or formulas; (12) impact of regulation on the business; (13) regulatory environment of the industry; (14) costs associated with effecting the business combination; (15) industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and (16) macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

NASDAQ listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on NASDAQ for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of business diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may depend entirely on the future performance of a single business operation. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate subsequent to a business combination, and
●	Result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation and bylaws. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below are the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Except as required by law or the rules of NASDAQ, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to redeem their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until the end of the completion window in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender offer in connection with a proposed initial business combination.

None of our officers, directors, sponsor, advisors, initial stockholders or their affiliates has indicated any intention to purchase units or shares of Class A common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, sponsor, advisors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of Class A common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. None of the funds in the trust account will be used to purchase shares in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on the circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the

Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the public shares) for or against our initial business combination.

Our sponsor, initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the initial public offering or purchased by them in the initial public offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor entitled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we have until May 28, 2023 to complete an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 28, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination); provided that our sponsor (or its affiliates or designees), must deposit into the trust account additional funds of $2,300,000 ($0.10 per unit), for the three-month extension, in exchange for a non-interest-bearing, unsecured promissory note. Our stockholders will not be entitled to vote on our extension of time to consummate an initial business combination from 15 months to up to 18 months as described above or redeem their shares in connection with such extension. If we have not completed an initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire without value to the holders if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the completion window unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following May 28, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after May 28, 2023 and anticipate it will take no more than ten business days to effectuate such distribution. The holders of the founder shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets held outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.10. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the completion window, if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy or insolvency case or an involuntary bankruptcy or insolvency case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy or insolvency case or an involuntary bankruptcy or insolvency case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the end of the completion window, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets gives us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, Texas 78738. An affiliate of our sponsor provides this office space to us at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the above requirements or that the potential target business will be able to prepare its financial statements in accordance with the above requirements. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate and report on our internal control procedures over financial reporting for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some stockholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A. RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this Annual Report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,

a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Except as required by law or the rules of NASDAQ, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholder’s shares, we would need only 7,221,667 or 31.4% (assuming all outstanding shares are voted), of the 23,000,000 public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 27.1% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our management has determined that there is substantial doubt about our ability to continue as a “going concern.”

Our management has determined that there is substantial doubt about our ability to continue as a “going concern” and that our ability to continue as a going concern is dependent on the consummation of our initial business combination. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report contains an explanatory paragraph about our going concern uncertainty. The financial statements do not include any adjustments that might result from our inability to consummate our initial business combination or our ability to continue as a going concern.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the novel coronavirus (“COVID-19”) pandemic and other events, and the status of debt and equity markets.

In March 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we are unable to consummate a business combination, including with the Seller, our public stockholders may be forced to wait until the end of the completion window before receiving distributions from the trust account.

We have until May 28, 2023 (or up to August 28, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Annual Report) to complete a business combination with the Seller or another party. We cannot provide any assurances that we will complete the proposed business combination with the Seller or any other party. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

Additionally, if we have not completed our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10” and other risk factors herein.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Annual Report.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination.

This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10” and other risk factors herein.

If the funds not being held in trust are insufficient to allow us to operate until May 28, 2023 (or up to August 28, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Annual Report), we may be unable to complete a business combination.

As of December 31, 2022, only $630,460 was available to us outside the trust account to fund our working capital requirements. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. On September 26, 2022, we issued an unsecured promissory note to the sponsor pursuant to which we may borrow up to an aggregate principal amount of $850,000. The promissory note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the sponsor and at any time prior to payment in full of the principal balance, the promissory note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement. As of December 31, 2022, we have drawn $806,170 on the promissory note.

We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this Annual Report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy or insolvency case or an involuntary bankruptcy or insolvency case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.10 per share.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Because of the size of our business combination, the depletion of available funds in search of a target business, or the obligation to redeem into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 28, 2023 (or up to August 28, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Annual Report). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If we are forced to file a bankruptcy or insolvency case or an involuntary bankruptcy or insolvency case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock,
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of Class A common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

We have until May 28, 2023 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by that date, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (up to August 28, 2023 to complete a business combination); provided that our sponsor (or its affiliates or designees), deposits into the trust account additional funds of $2,300,000 ($0.10 per unit), for the three-month extension. Any such payments would be made in the form of a non-interest-bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account if any such funds are available. We believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

We are not limited to evaluating a target business in a particular industry, sector or geographic area with which to pursue our initial business combination.

Although we are focused on an acquisition in the clean and sustainable energy industries, we are not limited to completing an initial business combination in any industry or geographical region, although we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a stressed or distressed company, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target.

Accordingly, any stockholders, right holders or warrant holders who choose to remain stockholders, right holders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders, right holders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the combined company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the combined company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors do not commit their full time to our affairs. We expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to redeem its private shares, founder shares or any public shares purchased in the initial public offering or thereafter, or to receive distributions from the trust account with respect to its private shares or founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares acquired prior to the initial public offering, as well as the private units and any rights or warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.”

We may engage our underwriters or one of their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and completion of an initial business combination.

We may engage our underwriters or one of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters or their affiliates’ financial interests tied to the completion of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and completion of an initial business combination.

The ability of our stockholders to exercise their redemption rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek redemption while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate a business combination even where a substantial number of public stockholders seek to redeem their shares for cash in connection with the vote on the business combination.

We have no specified percentage threshold for redemption in our amended and restated certificate of incorporation. As a result, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares. However, in no event will we consummate an initial business combination unless we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of our initial business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we redeem his shares for a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our rights, warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein) and 23,000,000 rights entitling the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of our initial business combination, as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 445,000 private warrants, as part of the private units purchased by or sponsor and/or its designees. Each of the warrants comprising the public and private units will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Additionally, our sponsor currently holds 7,666,667 founder shares. The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth herein.

We may also issue other additional private units to our sponsor, initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us, as described herein. To the extent we issue Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our rights, warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private warrants are identical to the warrants sold as part of the public units except that (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of the private warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of the private warrants) are entitled to registration rights.

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We conduct such due diligence as we deem reasonably practicable and appropriate based on the target business and the facts and circumstances applicable to the proposed transaction prior to any initial business combination. The objective of the due diligence process is to identify material issues which might affect the decision to proceed with an initial business combination or the consideration payable in connection with such initial business combination. We use information provided during the due diligence process to formulate our business and operational planning for, and valuation of, any target company or business. While conducting due diligence and assessing a potential target business, we rely on publicly available information (if any), information provided by the relevant target business to the extent provided and, in some circumstances, third-party studies.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgments may be inaccurate.

In pursuing our acquisition strategy, like most other special purpose acquisition companies, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10” and other risk factors contained herein.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

The requirement that we complete an initial business combination by May 28, 2023 (or up to August 23, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described herein) may give potential target businesses leverage over us in negotiating a business combination.

We have until May 28, 2023 (or up to August 28, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described herein) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

 If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars;
●	degree and scope of severity of COVID-19 local infection rates and economic effects; and
●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with GAAP or IFRS, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with GAAP or IFRS.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders, rights holders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders, rights holders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders, rights holders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder, a rights holder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders, rights holders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their respective affiliates may elect to purchase shares, rights or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares, rights or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. None of the funds in the trust account will be used to purchase shares, rights or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. The purpose of any such purchase of rights could be to reduce the number of rights outstanding or to vote such rights on any matters submitted to the rights holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called “PIPE” transactions) at a price of $10.10 per share or a price that approximates the per-share amount in our trust account at such time, which is expected to be approximately $10.10. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may face risks related to businesses in the clean and sustainable energy industries.

Business combinations with businesses in the clean and sustainable energy industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	the markets we may serve may be subject to general economic conditions and cyclical demand, which could lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance;
●	we may be unable to attract or retain customers;
●	we may be subject to volatility in costs for strategic raw material and energy commodities (such as natural gas, including exports of material quantities of natural gas from the United States) or disruption in the supply of these commodities could adversely affect our financial results;
●	we may be subject to the negative impacts of catastrophic events;
●	we may face competition and consolidation of the specific sector of the industry within which the target business operates;
●	we may be unable to obtain necessary insurance coverage for the target business’ operations;
●	we may incur additional expenses and delays due to technical problems, labor problems (including union disruptions) or other interruptions at our manufacturing facilities after our initial business combination;
●	we may experience work-related accidents that may expose us to liability claims;
●	our manufacturing processes and products may not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products may decline and we may be subject to liability claims;
●	we may be liable for damages based on product liability claims, and we may also be exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services;
●	our products may be are subject to warranty claims, and our business reputation may be damaged and we may incur significant costs as a result;
●	we may be unable to protect our intellectual property rights;
●	our products and manufacturing processes will be subject to technological change;
●	we may be subject to increased government regulations, including with respect to, among other matters, increased environmental regulation and worker safety regulation, and the costs of compliance with such regulations; and
●	the failure of our customers to pay the amounts owed to us in a timely manner.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the sustainable industrial technology and infrastructure industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Sources of target business candidates may be paid a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the of the transaction.

Target business candidates are brought to our attention from various sources, including our global networks, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our initial stockholders, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, our initial stockholders, officers or directors or our or any of their respective affiliates may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

Risks Relating to our Securities

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering and the private placement are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of the initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination by May 23, 2023 and restrict the use of interest earned on the funds held in the trust account. In accordance with the SEC’s penny stock rules, we will calculate net tangible assets as total assets less intangible assets and liabilities. Because we are not subject to Rule 419, our units are immediately tradable, we will have a longer period of time to consummate an initial business combination and we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock (the “founder shares”) and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 61,865,000 authorized but unissued shares of Class A common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the private units, rights and public and private warrants). We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of Class A common stock will not reduce the per-share redemption amount in the trust account. The issuance of additional shares of Class A common stock or preferred stock:

●	may significantly reduce the equity interest of public stockholders;
●	may subordinate the rights of holders of shares of Class A common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Class A common stock;
●	may cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our shares of Class A common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

An investor will only be able to exercise a warrant if the issuance of shares of Class A common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of Class A common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon the exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, warrant holders will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

While we have registered the Class A common stock issuable upon exercise of the warrants under the Securities Act, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file a post-effective amendment to the registration statement filed in connection with the initial public offering or a new registration statement under the Securities Act covering such shares. We will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. Notwithstanding the above, if shares of our Class A common stock are, at the time of any exercise of a warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of shares of Class A common stock equal to the quotient obtained by dividing (i) the product of (A) the number of shares of our Class A common stock underlying the warrants, and (B) the difference between the “fair market value” and the exercise price of the warrants by (ii) such fair market value. Solely for purposes of the preceding sentence, “fair market value” shall mean the volume weighted average price of our Class A Common stock during the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The private warrants may be exercised at a time when the public warrants may not be exercised.

Once the private warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by the initial purchasers or their permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 60 business days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private warrants could exercise such warrants at a time when the holders of public warrants could not.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and rights, which could limit the ability of warrant holders or right holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement and rights agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement or rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement and rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement and rights agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement and rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder or rights holder, as applicable, in any such enforcement action by service upon such warrant holder’s or right holder’s counsel in the foreign action as agent for such warrant holder or rights holder, as applicable.

This choice-of-forum provision may limit a warrant holder’s or rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our warrant agreement or rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, public shares, rights and warrants are listed on NASDAQ, a national securities exchange. We cannot assure you that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. NASDAQ will also have discretionary authority to not approve our listing if NASDAQ determines that the listing of the company to be acquired is against public policy at that time.

If NASDAQ delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock, rights and warrants are listed on NASDAQ, our units, Class A common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 31, 2022, our initial stockholders owned approximately 27.1% of our issued and outstanding shares of common stock. Our sponsor, officers, directors, advisors, initial stockholders or their affiliates could determine in the future to purchase additional units or shares of common stock from persons in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. Investors in the private shares have also agreed to vote in favor of a proposed business combination. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. As a result, we would need only 7,221,667 of the 23,000,000 public shares, or approximately 31.4%, to be voted in favor of a business combination in order to have such business combination approved (assuming our initial stockholders, officers and directors do not purchase units or public shares in the after-market).

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until May 28, 2023 (or up to August 28, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described herein). If there is an annual meeting, our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert significant control at least until the consummation of a business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants underlying additional units issued to our sponsor, officers or directors in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per whole warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under all applicable state blue sky laws or we are unable to effect such registration or qualification. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private units and any units and warrants our sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private units and any other units and warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Since we invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in trust are invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Risks Relating to our Sponsor and Management Team

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Additionally, each of our independent directors is a member of our sponsor. As a result, they may have a conflict of interest in determining whether to enforce our sponsor’s indemnification obligations. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Ratner serves as a member of the Board of Directors of Aries I Acquisition Corporation (NASDAQ: RAM), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses. Also, Ms. Beaumont serves as a member of the Board of Directors of Springwater Special Situations Corp. (NASDAQ: SWSS), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses, which completed its initial public offering on August 25, 2021 and is currently searching for an initial business combination. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination, and any such involvement may result in conflicts of interests as described above. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise  as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

In particular, our officers, directors and advisors presently are, or may in the future become, affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated certificate of incorporation provides that except as may be prescribed by any written agreement with us, we renounce our interest in an corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our sponsor or its affiliates to the fullest extent permitted by Delaware law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.”

General Risk Factors

We are an early stage company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses in the financial technology industry. We may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

We are an “emerging growth company” and “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.235 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeded $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

 We are subject to laws and regulations enacted by national, regional and local governments. We are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

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

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, Texas 78738. An affiliate of our sponsor provides this office space to us at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on February 24, 2022, and our Class A common stock, rights and warrants commenced separate trading on April 18, 2022.  Our Class A common stock, rights, warrants and units are each listed on the NASDAQ Stock Market under the symbols CLIN, CLINR, CLINW and CLINU, respectively.

Holders

On March 30, 2023, the numbers of record holders of the Company’s Class A common stock, units, rights and warrants were 1, 1, 1 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 28, 2022, we sold an aggregate of 890,000 private units in the private placement for an aggregate purchase price of $8,900,000, or $10.00 per unit, to the sponsor pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each private unit consists of one share of Class A common stock and one half of a private warrant. The private warrants are identical to the warrants included in the units issued in the initial public offering, except that (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of the private warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of the private warrants) are entitled to registration rights.

Use of Proceeds

On February 28, 2022, we sold 23,000,000 units in our initial public offering at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consists of one share of our Class A common stock, one right, which entitles the holder to receive one-tenth (1/10) of one share of Class A common stock, and one half of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Citigroup Global Markets Inc. served as the sole bookrunner and Jones Trading Institutional Services LLC served as co-manager for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261201), which was declared effective by the SEC on February 23, 2022.

We incurred a total of $18,678,975 in transaction costs related to the initial public offering. We paid a total of $4,600,000 in underwriting commissions and $1,292,649 in other costs and expenses related to the initial public offering. We also incurred a

$4,736,326 excess fair value expense related to the anchor investor agreement. In addition, the underwriters agreed to defer $8,050,000 in underwriting commissions (which is currently held in the trust account), which will be payable only upon consummation of an initial business combination. The amount of deferred underwriting commission was subsequently reduced to $4,427,500 in October 2022.

Following the closing of the initial public offering and the private placement, an amount of $232,300,000 ($10.10 per unit) from the net proceeds from the sale of the units in the initial public offering and the private units in the private placement was placed in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in Delaware on May 14, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

On October 12, 2022, we entered into a Business Combination Agreement with Alternus Energy Group Plc (the “Seller”). Pursuant to the Business Combination Agreement, we will acquire certain subsidiaries of the Seller, for up to 90 million shares. Initially, we will issue 55 million shares at closing (subject to a working capital adjustment capped at 1 million additional shares) plus up to 35 million shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met.

As indicated in the financial statements, as of December 31, 2022, we had cash of $630,460. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity from May 14, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering and, following the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating income in the form of realized gains and dividend income from the proceeds derived from the initial public offering and placed in the trust account. We continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $59,955. Net income is comprised of $2,228,053 of realized gains on marketable securities held in the trust account and, $1,057,975 of dividend income on marketable securities held in the trust account and $3 of interest income on the operating bank account, offset by $1,213,772 of legal and accounting expense, a $500,000 placement services fee expense, $360,142 of insurance amortization expense, $203,639 of dues and subscriptions expenses, a $200,000 Delaware franchise tax expense, $99,845 of marketing and advertising expenses, and $947 of bank fees.

For the period from May 14, 2021 (inception) through December 31, 2021, we had a net loss of $2,546 comprised of $1,600 franchise tax expense and $946 of formation costs.

Liquidity and Capital Resources

As of December 31, 2022, we had $630,460 of cash held outside of the trust account for working capital purposes and a working capital deficit of $2,496,267. Working capital deficit excludes amounts of marketable securities held in the trust account and the deferred underwriter fee payable.

On February 28, 2022, we consummated the initial public offering of 23,000,000 units, inclusive of the full exercise of the underwriters’ over-allotment option of 3,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 890,000 private placement units to the sponsor at a price of $10.00 per unit, generating gross proceeds of $8,900,000.

We incurred $18,678,975 in transaction costs consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, $1,292,649 of other offering costs, and $4,736,326 excess fair value of founder shares as a result of the anchor investor transaction.

Following the initial public offering and the sale of the private placement units, a total of $232,300,000 ($10.10 per unit) was placed in the trust account. As of December 31, 2022, the trust account totaled $235,586,028 including $2,228,053 of realized gains on marketable securities held in the trust account and $1,057,975 of dividend income on marketable securities held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

On September 26, 2022, we issued an unsecured promissory note to the sponsor pursuant to which we may borrow up to an aggregate principal amount of $850,000. The promissory note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the sponsor and at any time prior to payment in full of the principal balance, the promissory note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement. As of December 31, 2022, we have drawn $806,170 on the promissory note.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the promissory note with our sponsor that is payable upon the consummation of the initial Business Combination and the placement services agreement cash success fee of $450,000 that is contingent upon the closing of the Business Combination

The underwriters are also entitled to a deferred underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. The deferred underwriter fee payable is $4,427,500 as of December 31, 2022.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of filing this Annual Report. The financial statements accompanying this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make critical accounting estimates that can involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We considered whether we made accounting estimates or assumptions where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgement necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Refer to Note 2 to the financial statements that discloses recent accounting pronouncements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company’ and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a_15(e) and 15d_15(e) under the Exchange Act as of December 31, 2022. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Aaron T. Ratner	47	Chief Executive Officer
Martha F. Ross	60	Chief Financial Officer and Chief Operating Officer
Nicholas Parker	62	Chairman of the Board of Directors
Candice Beaumont	48	Director
Bradford Allen	65	Director
Michael R. Vahrenkamp	57	Director

Aaron T. Ratner has served as our Chief Executive Officer since 2021. Mr. Ratner brings over 20 years of global investment and development experience. Since 2022 he has been an Advisor to Cross River Infrastructure Partners. From July 2020 to January 2022, Mr. Ratner was the President of Cross River Infrastructure Partners LLC, a platform of development companies deploying climate technology into sustainable infrastructure projects across carbon capture, hydrogen, advanced small modular nuclear energy, and sustainable alternative protein. From November 2017 to present, Mr. Ratner has served as the ClimateTech Venture Partner at Vectr Ventures (“Vectr”), a Hong Kong-based venture capital investment fund manager. While at Vectr he has led investments in carbon utilization and transformation, pollination technology and sustainable protein production. From June 2016 to April 2020, Mr. Ratner was the Director and then the Managing Director, and Head of Origination, of Ultra Capital LLC, a sustainable infrastructure project finance investment fund manager. During that time, he led the firm’s activity in renewable natural gas and agriculture waste-to-value. From November 2014 to June 2016, Mr. Ratner was a Developer in Residence at Generate Capital, a sustainable infrastructure investment company based in San Francisco. While at Generate Capital he led investments in renewable natural gas and organic carbon production. From October 2012 to December 2014, Mr. Ratner was the President of i2 Capital Group, an impact investment merchant bank, where he worked on land conservation and mitigation banking, including the Sweetwater River Conservancy, at the time one of the largest mitigation banking projects in the United States. From May 2008 to December 2014, Mr. Ratner was a Managing Partner of Laguna Capital Partners, a principal investment and advisory firm based in Los Angeles, where he focused on technology and consumer startups. From 2000 to 2005, Mr. Ratner was an Associate with Simon Murray & Company, a multi-strategy investment firm based in Hong Kong, SAR. Mr. Ratner began his career in 1999 as an analyst in the Technology Investment Banking Group at Merrill Lynch in Palo Alto, California, where he worked on financings for Internet Capital Group, Webvan and other early internet companies. Mr. Ratner serves as a member of the Board of Directors of Aries I Acquisition Corporation (NASDAQ: RAM). Mr. Ratner holds a B.A. degree in Economics from the University of Pennsylvania, and a Master’s of Science in Management from the Stanford University Graduate School of Business.

Martha F. Ross has served as our Chief Financial Officer and Chief Operating Officer since 2021. Ms. Ross brings over 25 years of global financial, strategic growth and accounting leadership experience in tech, manufacturing, communications, banking and electric power generation, including expertise in various government-funded and regulated industries. Her career expertise is helping organizations scale through high growth and high change, whether organically, through mergers and acquisitions or significant business model changes involving outside investors. From January 2021 to present, she has been founder and Chief Executive Officer of Renaissance Knowledge LLC, specializing in chief financial officer, chief operations officer and business process improvement consulting. From May 2017 to October 2020, Ms. Ross served as Chief Financial Officer for the Housing Authority of the City of Austin, with annual revenues over $540 million, where she drove strategies aimed at safeguarding property, investments and funds to improve governance for more than 20,000 residents. She also led operational and programmatic finance strategy, focusing on infrastructure modernization, to meet the needs of the fastest growing metropolitan city in America. From 2012 to 2016, Ms. Ross served as Chief Financial Officer, U.S. Central Region, for Hill and Knowlton Strategies, a subsidiary of WPP plc (NYSE: WPP), where she oversaw reporting to the parent company for their public reporting and streamlining and strengthening accounting, financial reporting, Sarbanes-Oxley and internal audit controls. From 2004 to 2011 she was Business Unit Manager for Wholesale Power Services and Shared Services at the Lower Colorado River Authority, supporting $1.2 billion in revenues and $4.7 billion in assets, including budgeting and capital planning for electric power generation. Previously, she held various financial leadership roles while working at Dell Inc. for nine years while it was publicly traded on NASDAQ, during which time she was responsible for global commercial account revenues, working with external auditors and financial reporting. She started her career in banking as a commercial lender in a holding company since acquired by Chase. Ms. Ross is a Texas Certified Public Accountant based in Austin, is an active member of the American Institute of Certified Public Accountants and is designated as an International Mergers and Acquisitions Professional by the Institute for Mergers Acquisitions and Alliances. She attended The University of Texas and obtained both a Bachelor’s in Business Administration in Accounting and a Master’s in Science in Technology Commercialization.

Nicholas Parker has served as our Chairman of the Board since 2021. Since 2002, Mr. Parker has served as Chairman of Toronto-based Parker Venture Management Inc., a private company through which he controls investments in, and advises on, clean and smart technology businesses and platforms globally, including previously serving as chairman of UGE International LTD (TSX:UGE), a public solar renewable energy development company. From January 2014 to September 2019, Mr. Parker served as Managing Partner of Global Acceleration Partners Inc., an Asia-focused technology cooperation platform in the energy, environment and water sectors. From 2002 to 2013, Mr. Parker was Co-founder and Executive Chairman of Cleantech Group LLC, a San Francisco-based research and consulting and convening firm that created and served the worldwide cleantech innovation community, which he successfully sold in 2009, with partial turnout through 2011. During his tenure at Cleantech Group, its startup clients raised over $6 billion from investors. From 1999 to 2004, Mr. Parker was Co-founder and Principal of Emerald Technology Ventures, a leading trans-Atlantic venture manager focused on energy and resource productivity. During this period, Mr. Parker led an investment in Evergreen Solar, which in 2000 became the second solar initial public offering to be listed on NASDAQ. From 1996 to 1999, Mr. Parker was Senior Vice President of Environmental Capital Corporation, a Boston-based investment company majority-owned by Maurice Strong and his family. Mr. Parker started his business career in 1988 as Co-founder and President of The Delphi Group, one of Canada’s leading environmental strategy firms, through which he built and sold its London-based corporate finance arm. Mr. Parker holds a B.A. Hons in Technology Studies from Carleton University and a Master’s in Business Administration in International Business from the CASS Business School, London. We believe that Mr. Parker is qualified to serve as a director because of his deep industry expertise and his experience as chairman of both public and private companies.

Independent Directors

Candice Beaumont has served as a member of our board of directors since 2021. Beginning in October 2020, Ms. Beaumont began to serve as an Advisor to Springwater Special Situations Corp. (NASDAQ: SWSS), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses, which completed its initial public offering on August 25, 2021 and is currently searching for an initial business combination. Ms. Beaumont has served since 2016 as Chairman of the Salsano Group, a Panama based family office and conglomerate invested in private equity. From 2003 to present, Ms. Beaumont has served as Chief Investment Officer of L Investments, a single family office invested in public and private equity. She speaks at numerous family office and investment conferences globally, including the Stanford University Graduate School of Business Global Investor’s Forum, is a NYU Stern Family Office Council member serving on the Steering Committee, and is an Advisory Board member of the Family Office Association. From 2012 to 2014, Ms. Beaumont was a member of the Board of Directors of I2BF Venture Fund II, a Dubai Financial Services Authority regulated clean tech venture capital firm with offices in Dubai, New York and London. Ms. Beaumont remains committed to community and philanthropic causes and serves on the International Council of Advisors for Global Dignity, a charity founded by Crown Prince Haakon of Norway to foster global respect and dignity across all borders, genders, religions and races. Ms. Beaumont was part of the Milken Young Leaders Circle and is a member of the Milken Institute, as well as an active member of Young Presidents Organization. She started her career in Corporate Finance at Merrill Lynch in 1996 and worked as an investment banker at Lazard Frères from 1997 to 1999, during which time she executed over $20 billion of merger and acquisition advisory assignments. Ms. Beaumont also worked in private equity at Argonaut Capital from 1999 to 2001. Ms. Beaumont obtained a Bachelor in Business Administration from the University of Miami, graduating first in her class with a major of International Finance & Marketing. Ms. Beaumont was Captain of the University of Miami varsity tennis team, where she earned Academic All American honors, and is also a former world-ranked professional tennis player. She completed Global Leadership & Public Policy for the 21st Century at Harvard Kennedy School in 2015. Ms. Beaumont was honored by Trusted Insight as one of the Top 30 Family Office Chief Investment Officers in 2017 and as a Young Global Leader by the World Economic Forum in 2014. Ms. Beaumont has a broad network of relationships, including investors in private and public equity, leading venture capital firms with compelling pre-initial public offering companies and has expertise sourcing deals, evaluating private and public businesses, and conducting detailed due diligence and risk management, all of which makes her an important part of our board of directors.

Bradford Allen has served as a member of our board of directors since 2021. Mr. Allen is a seasoned financier, entrepreneur, and business executive, having spent the past 35 years in senior roles at various firms in New York, Los Angeles and Hong Kong. Mr. Allen’s experience in finance covers private wealth management, investment banking and venture capital, and has involved fund raising as well as mergers and acquisitions. As an entrepreneur, Mr. Allen has founded, funded and successfully exited three companies — BuyGolf.com, eFederal and NextVR — in the technology, e-commerce and enterprise software sectors. From August 2020 to present,

Mr. Allen has served as Executive Chairman of Vaunt Inc., a leading sports and entertainment intellectual property development company. At Vaunt Inc., he is responsible for corporate strategy, strategic partnerships and all financings of the company. From September 2020 to July 2022, Mr. Allen served on the board directors of Duddell Street Acquisition Corp., a special purpose acquisition company that successfully merged with FiscalNote Holdings, Inc. Mr. Allen previously served as Chairman and Chief Executive Officer of Vaunt Inc. from August 2018 to August 2020. Mr. Allen co-founded a leading virtual reality technology company, NextVR, which was acquired in 2020 by Apple Inc. From May 2014 to January 2018, he served as Executive Chairman of NextVR. Mr. Allen graduated from Villanova University with a Bachelor’s degree in Business Administration. Mr. Allen’s experience in founding, operating and managing companies of varying size and complexity, and his extensive experience in the areas of finance, strategy and mergers and acquisitions enable him to provide valuable expertise to our board of directors.

Michael R. Vahrenkamp has served as a member of our board of directors since 2021. Mr. Vahrenkamp brings over 25 years of international technology and environmental services experience as a company builder and developer, a cultural relationship builder and innovative solution finder. From August 2018 to April 2020, he served as a Co-founder of ecoworks GmbH, where he started and developed a construction solution provider targeting the refurbishment of multifamily houses in Germany to a net zero standard using a serial pre-production approach. Prior to ecoworks GmbH, from December 2015 to April 2018, Mr. Vahrenkamp worked as an investment manager with the Green Growth Fund 1 on financial restructuring towards triple bottom line results (focusing on social and environmental concerns), international expansion, cultural bridging and team efficiency. From 2010 to 2015, as Chief Executive Officer of STEAG Energy Services do Brasil, he developed the local service company into an established regional service provider and project developer with a strategic shift towards renewable energies, especially large biomass, industry scale cogeneration and small solar and hydro energy generation plants in Brazil, Argentina and Chile. Previously, from 2004 until 2009, Mr. Vahrenkamp ran his own investment and service company, econetworks ltda., where he invested as an angel and seed investor in technology companies and projects, and where he led the M&A and post-merger integration process of two industrial water service companies into the FOXX HAZTECH Group. From 1997 to 2003, as Chief Technology Officer and Chief Executive Officer of Globaststar do Brasil, an EADS and LORAL Space company, he implemented and operated a low-earth-orbit satellite telephony and data network services in Brazil. Mr. Vahrenkamp is based in Berlin, Germany, where he holds a Master’s of Science degree in Aerospace Engineering from the University of Oklahoma, and is a long time Young Presidents’ Organization member. We believe that Mr. Vahrenkamp’s expertise in technology and environmental services, along with strategy and innovation, is an important tool as we explore opportunities for our initial business combination.

Number and Terms of Office of Officers and Directors

There is one class of members serving on the board of directors. The term of each member of the board of directors will expire upon a successful business combination.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the clean and renewable energy industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

Board Committees

Audit Committee

Subject to phase-in rules and a limited exception, the rules of NASDAQ and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Candice Beaumont, Bradford Allen and Michael Vahrenkamp, all of whom meet the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Allen serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of directors who are “financially literate” as defined under NASDAQ’s listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Allen satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Candice Beaumont, Bradford Allen and Michael Vahrenkamp, each of whom is an independent director under NASDAQ’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Candice Beaumont, Bradford Allen and Michael Vahrenkamp, each of whom meets the independent director standard under NASDAQ’s listing standards. Michael Vahrenkamp serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	If required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is filed as an exhibit to this Annual Report. We will make a printed copy of our code of ethics available to any stockholder who so requests. Requests for a printed copy may be directed to us as follows: Clean Earth Acquisitions Corp., 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, TX 78738 Attention: Secretary.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation from us for services rendered to us. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Other than the payment of consulting, success or finder fees to our sponsor, officers, directors, advisors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the $225,000 loan made by affiliates of our sponsor to us prior to the initial public offering, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2022, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

The table below represents beneficial ownership of Class A common stock, Class B common stock and Class A common stock and Class B common stock voting together as a single class, and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting common stock is based on 23,890,000 shares of Class A common stock outstanding and 7,666,667 shares of Class B common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Combined Voting
	Class A Common Stock		Class B Common Stock		Power(2)
		%		%		%
Name and Address of Beneficial Owners(1)	Number	of class	Number	of class	Number	of class

Directors and Executive Officers:(1)
Aaron T. Ratner(3)	—	—	—	—	—	—
Martha Ross(3)	—	—	—	—	—	—
Nicholas Parker(3)	—	—	—	—	—	—
Candice Beaumont(3)	—	—	—	—	—	—
Bradford Allen(3)	—	—	—	—	—	—
Michael R. Vahrenkamp(3)	—	—	—	—	—	—
All directors and executive officers as a group (six individuals)	—	—	—	—	—	—

5% or Greater Beneficial Owners:
Clean Earth Acquisitions Sponsor, LLC (4)	890,000	3.8%	7,666,667	100.0%	8,556,667	27.1%
Linden Advisors LP(5)	1,500,000	6.3%	—	—	1,500,000	4.8%
Saba Capital Management, L.P.(6)	1,598,000	6.7%	—	—	1,598,000	5.1%

*Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o Clean Earth Acquisitions Corp., 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, Texas 78738.
2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents.
3.	Does not include any securities held by Clean Earth Acquisitions Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his or her ultimate pecuniary interest therein.

4.	Any action by our sponsor with respect to our company or our common stock, including voting and dispositive decisions, requires a majority vote of the managers of the Board of Managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officers is deemed to have or share beneficial ownership of the common stock held by our sponsor.
5.	Based on information contained in a Schedule 13G filed on March 7, 2022, by Linden Capital L.P. (“Linden Capital”); Linden GP LLC (“Linden GP”); Linden Advisors LP (“Linden Advisors”); and Siu Min (Joe) Wong. Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the 1,398,528 shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts (defined below). Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,300,000 shares, which consists of the 1,398,528 shares held by Linden Capital and the 101,472 shares held by one or more separately managed accounts (the “Managed Accounts”). The business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for the other reporting persons is 590 Madison Avenue, 15th Floor, New York, New York 10022.
6.	Based on information contained in a Schedule 13G/A filed on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Founder shares

On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000 or approximately $0.004 per share. On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our issued and outstanding shares after the initial public offering (not including the private units). The founder shares represent 100% of our issued and outstanding shares of Class B common stock.

Pursuant to a letter agreement, our sponsor has agreed that upon and subject to the completion of the initial business combination, approximately 33% of the founder shares then held by the sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of our shares of Class A common stock on NASDAQ equals or exceeds $12.50 for any 20 trading days within a 30 trading day period after the closing of the initial business combination but before the tenth anniversary of the closing of the initial business combination. In the event the share price level described above is achieved before the first anniversary of the closing of the initial business combination, such unvested founder shares will not vest until the first anniversary of such closing. Additionally, if we enter into a binding agreement on or before the tenth anniversary of the initial business combination with respect to certain other transactions, as described in the letter agreement, all unvested founder shares will vest on the day prior to the closing of such transactions. Founder shares, if any, that remain unvested at the tenth anniversary of the closing of the initial business combination will be forfeited.

Unvested Founder Shares

Pursuant to the letter agreement, a total of 2,167,000 Founder Shares then held by the Sponsor will be considered newly unvested shares upon the completion of the Business Combination, which shall vest only if the closing price of the common stock equals or exceeds $12.50 for any 20 trading days within a 30 day trading period after the Business Combination, but before the tenth anniversary of the Business Combination. In the event such price level is achieved before the first anniversary of the closing of the Business Combination, such unvested Founder Shares will not vest until the first anniversary of such closing. In the event that the Company enters into a binding agreement on or before the tenth anniversary of the Business Combination with respect to a Sale (as defined in the agreement), all unvested Founder Shares shall vest on the day prior to the closing of such Sale. Founder Shares, if any, that remain unvested at the tenth anniversary of the closing of the Business Combination will be forfeited.

Private Placement

Simultaneously with the initial public offering, our sponsor purchased an aggregate of 890,000 private units at a price of $10.00 per unit for an aggregate purchase price of $8,900,000. Each private unit consists of one private share and one-half of one private warrant to purchase one share of our Class A common stock exercisable at $11.50. The proceeds from the private units and the proceeds from the initial public offering (initially totaling $232,300,000 ($10.10 per unit)) are held in the trust account. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private shares or private warrants, which will expire worthless if we do not complete an initial business combination.

The private warrants included with the private units are identical to the warrants sold in the initial public offering except that: (i) they will not be redeemable by us, (ii) they may be exercised for cash or on a cashless basis, (iii) they (along with the Class A common stock issuable upon exercise of the private warrants) are entitled to registration rights, and (iv) the initial stockholders have agreed not to transfer, assign or sell any of the private units (or the private shares and warrants included therein), except in connection with the same limited exceptions that the founder shares may be transferred as described above, until 30 days after the completion of our initial business combination.

Promissory Note — Related Party

On September 22, 2021, we issued an unsecured promissory note to the sponsor (as amended, the “IPO Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $350,000.  As of February 28, 2022, we had borrowed $225,000 under the IPO Promissory Note. The IPO Promissory Note was non-interest bearing, unsecured and due on the earlier of May 15, 2022 or the closing of the initial public offering. The IPO Promissory Note was repaid on February 28, 2022.

Related Party Loans

In order to meet our working capital needs following the consummation of the initial public offering, our sponsor, initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

On September 26, 2022, we issued an unsecured promissory note to the sponsor (the “WC Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $850,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of  December 31, 2022, the WC Promissory Note balance was $806,170.

Anchor Investor Agreement

The anchor investor (who is also not affiliated with our sponsor or any member of our management team) purchased 9.9% of the units issued in the initial public offering pursuant to a November 2021 Subscription Agreement between our sponsor and the anchor investor, wherein the anchor investor also purchased membership interests in our sponsor. The excess fair value of the sponsor membership units over the price paid by the anchor investor of $4,736,326 was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and a corresponding contribution by our sponsor recorded in additional paid in capital.

The sponsor retains voting and dispositive power over the anchor investor’s allocated founder shares and private shares purchased by the sponsor in the private placement until the consummation of a business combination, following which time the sponsor will distribute such securities to the anchor investor (subject to applicable lock-up or escrow restrictions).

Related Party Consulting Agreement

In April 2022, we entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research. We pay the Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears. The grant date of the stock-based compensation award under the agreement is April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. In November 2022, the Company executed an amendment to the consulting agreement with the related party. The amendment changed the compensation structure to pay the Consultant $5,000 per month in cash and no additional compensation in the form of stock. The commencement date for the updated compensation structure was December 1, 2022. As of December 31, 2022, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs. Additionally, the agreement will conclude upon the completion of a successful business combination. We incurred $65,000 for the year ended December 31, 2022, related to this agreement.

Registration Rights

Pursuant to a registration rights agreement entered into on February 23, 2022, the holders of the founder shares, private units (including any securities contained therein) and the units (including any securities contained therein) that may be issued upon conversion of working capital loans are entitled to registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock). The holders of a majority of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Trust Account Indemnification

Clean Earth Acquisitions Sponsor, LLC has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.10 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether Clean Earth Acquisitions Sponsor, LLC has sufficient funds to satisfy its indemnity obligations, we have not asked Clean Earth Acquisitions Sponsor, LLC to reserve for such obligations and we believe that its only assets are securities of our company. Therefore, we cannot assure you that Clean Earth Acquisitions Sponsor, LLC will be able to satisfy those obligations. We believe the likelihood of Clean Earth Acquisitions Sponsor, LLC having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us (except our independent registered accounting firm) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Conflicts of Interest

In general, officers and directors of a Delaware corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

●	except as may be prescribed by any written agreement with us, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and
●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our sponsor or its affiliates to the fullest extent permitted by Delaware law.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity. To address the matters set out above, and to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have. The foregoing agreement does not restrict our officers and directors from becoming affiliated with other companies (including other special purpose acquisition companies) in the future which could take priority over our company. However, we believe that such agreement still benefits us because our officers and directors are obligated to present suitable business opportunities to us to the extent that none of their other fiduciary or contractual obligations require them to present it to another entity.

Our officers, directors and advisors may participate in the formation of, or become an officer, director or advisor of, any other blank check company prior to completion of our initial business combination. As a result, our officers, directors and advisors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. The following members of our management team, board of directors and advisors have existing affiliations with special purpose acquisition companies formed to effectuate a merger or similar transaction with one or more businesses: Beginning in October 2021, Mr. Ratner began to serve as a member of the Board of Directors of Aries I Acquisition Corporation (NASDAQ: RAM), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses. Additionally, since August 2021, Ms. Beaumont has served as a member of the Board of Directors of Springwater Special Situations Corp. (NASDAQ: SWSS), a special purpose acquisition company that raised $168 million through its initial public offering in August 2021 and is focused on acquiring a company in the European special situation sector, but may seek an acquisition of a target in any industry. Mr. Greystoke, one of our Co-founders, is also a Director of Springwater Special Situations Corp. and he is Founder and Advisor to GOAL Acquisitions Corp. (NASDAQ: PUCK), a blank check company that completed its initial public offering in February 2021 and may pursue initial business combination targets in any businesses or industries and has until August 28, 2023 to do so (absent an extension in accordance with its charter). Mr. Gruschka, a member of our Advisory Board, is also CEO of Springwater Special Situations Corp. and is an Advisor to GOAL Acquisitions Corp. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Risks Relating to Our Sponsor and Management Team — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any Class B common stock and Class A common stock held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their Class B common stock if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless.
●	In order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial business combination, we will enter into one or more promissory notes with our sponsor. These loans will be non-interest bearing, unsecured and are due at the earlier of the closing of our initial business combination and our liquidation if we have not completed an initial business combination within the completion window. Our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors besides our sponsor:

Individual	Entity	Affiliation
Aaron T. Ratner	Cross River Infrastructure Partners LLC Vectr Ventures Aries I Acquisition Corporation	Executive Management Partner Director

Martha Ross	Renaissance Knowledge LLC	Founder

Nicholas Parker	Parker Venture Management Inc.	Chairman

Candice Beaumont	Salsano Group L Investments Springwater Special Situations Corp.	Chairman Chief Investment Officer Director

Bradford Allen	Vaunt Inc.	Executive

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Investors should also be aware of the following additional potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	Unless we consummate our initial business combination, our officers, directors and sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
●	The founder shares beneficially owned by our initial stockholders and the private units purchased by our sponsor, and any warrants which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founder shares or private shares.

For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors, sponsor or initial stockholders unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain the approval of a majority of our disinterested independent directors. Furthermore, in no event will any of our sponsor, members of our management team or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the payment of consulting, success or finder fees to our sponsor, officers, directors, advisors, initial stockholders or their affiliates in connection with the consummation of our initial business combination, repayment of the IPO Promissory Note and reimbursement of any out-of-pocket expenses.

Director Independence

NASDAQ rules require that a majority of the board of directors of a company listed on NASDAQ must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Candice Beaumont, Bradford Allen and Michael Vahrenkamp are independent directors under the NASDAQ rules and Rule 10A-3 of the Exchange Act.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO USA, LLP, or BDO, acted as our independent registered public accounting firm for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021 totaled $153,973 and $125,000, respectively. The Company anticipates additional billings of approximately $15,000 in connection with services performed for the year ended December 31, 2022.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for any audit-related services during the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021.

Tax Fees

We did not pay BDO for tax compliance, tax planning and tax advice for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay BDO for other services for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021

F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-22

(2)	Financial Statements Schedule

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 23, 2022, by and between the Company and Citigroup Global Markets Inc., as representative of the several underwriters(1)
2.1	Business Combination Agreement, dated as of October 12, 2022, by and among the Company, Alternus Energy Group Plc and Clean Earth Acquisitions Sponsor LLC.**(3)
3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 23, 2022(1)
3.2	Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Private Unit Certificate(2)
4.3	Specimen Common Stock Certificate(2)
4.4	Specimen Warrant Certificate(2)
4.5	Specimen Right Certificate(2)
4.6	Warrant Agreement, dated February 23, 2022, by and between the Company and American Stock Transfer & Trust Company, as warrant agent(1)
4.7	Rights Agreement, dated February 23, 2022, by and between the Company and American Stock Transfer & Trust Company, as rights agent(1)
4.8*	Clean Earth Acquisitions Corp. Description of Securities
10.1	Letter Agreement, dated February 23, 2023, by and among the Company, its executive officers, its directors and Clean Earth Acquisitions Sponsor, LLC(1)
10.2	Investment Management Trust Agreement, dated February 23, 2022 by and between the Company and American Stock Transfer & Trust Company, as trustee(1)
10.3	Registration Rights Agreement, dated February 23, 2022, by and among the Company, Clean Earth Acquisitions Sponsor, LLC and the other holders party thereto(1)
10.4	Private Placement Units Purchase Agreement, dated February 23, 2022 by and between the Company and Clean Earth Acquisitions Sponsor, LLC(1)
10.5	Form of Indemnity Agreement, dated February 23, 2022, by and between the Company and each of its officers and directors(1)
14.1	Code of Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**

The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment for any such schedules so furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 28, 2022
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-261201)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2022

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN EARTH ACQUISITIONS CORP.

Dated: March 30, 2023	/s/ Aaron T. Ratner
Aaron T. Ratner Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aaron T. Ratner	Chief Executive Officer	March 30, 2023
Aaron T. Ratner	(Principal Executive Officer)

/s/ Martha F. Ross	Chief Financial Officer and Chief Operating Officer	March 30, 2023
Martha F. Ross	(Principal Financial and Accounting Officer)

/s/ Nicholas Parker	Chairman of the Board of Directors	March 30, 2023
Nicholas Parker

/s/ Candice Beaumont	Director	March 30, 2023
Candice Beaumont

/s/ Bradford Allen	Director	March 30, 2023
Bradford Allen

/s/ Michael R. Vahrenkamp	Director	March 30, 2023
Michael R. Vahrenkamp

CLEAN EARTH ACQUISITIONS CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, New York, PCAOB ID#243)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021

F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Clean Earth Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clean Earth Acquisitions Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

CLEAN EARTH ACQUISITIONS CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$630,460	$33,912
Prepaid expenses – current	298,172	—
Other receivable	7,462	189
Marketable securities held in Trust Account	235,586,028	—
Total Current Assets	236,522,122	34,101
Non-current assets:
Deferred offering costs	—	703,079
Total Non-current Assets	—	703,079
TOTAL ASSETS	$236,522,122	$737,180

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$2,035,291	$1,600
Accounts payable	47,919	—
Accrued offering costs	542,981	588,126
Promissory note – related party	806,170	125,000
Deferred underwriter fee payable	4,427,500	—
Total Current Liabilities	7,859,861	714,726
Total Liabilities	7,859,861	714,726

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption	235,586,028	—

Stockholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(6,924,623)	(2,546)
Total Stockholders’ Equity (Deficit)	(6,923,767)	22,454
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)	$236,522,122	$737,180

The accompanying notes are an integral part of these financial statements.

CLEAN EARTH ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

		For the Period From
		May 14, 2021
	Year Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Franchise tax expense	$200,000	$1,600
Bank fees	947	—
Insurance expense	360,142	—
Dues and subscriptions	203,639	—
Marketing and advertising expenses	99,845	—
Legal and accounting expenses	1,213,772	—
Placement services fee	500,000	—
Formation, general and administrative expenses	—	946
Total operating expenses	2,578,345	2,546
Loss from operations	(2,578,345)	(2,546)

Other income:
Dividend income on marketable securities held in Trust Account	1,057,978	—
Realized gains on marketable securities held in Trust Account	2,228,053	—
Total other income	3,286,031	—

Income (loss) before provision for income taxes	707,686	(2,546)
Provision for income taxes	(647,731)	—
Net income (loss)	$59,955	$(2,546)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	19,282,192	—

Basic and diluted net income per share, redeemable Class A common stock	$0.60	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,412,804	7,666,667

Basic and diluted net income (loss) per share, non-redeemable Class A and Class B common stock	$(1.38)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CLEAN EARTH ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,829,587	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units	—	—	890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	42,756,441	—	—	—	—	(32,151,909)	(10,604,532)	(42,756,441)
Forfeiture of deferred underwriter fee payable	—	—	—	—	—	—	—	3,622,500	3,622,500
Net income	—	—	—	—	—	—	—	59,955	59,955
Balance – December 31, 2022	23,000,000	$235,586,028	890,000	$89	7,666,667	$767	$—	$(6,924,623)	$(6,923,767)

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — May 14, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	—	—	(2,546)	(2,546)
Balance – December 31, 2021	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454

The accompanying notes are an integral part of these financial statements.

CLEAN EARTH ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

		For the Period From
	Twelve Months	May 14, 2021
	Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$59,955	$(2,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on marketable securities held in Trust account	(2,228,053)	—
Gain on extinguishment of liabilities	(4,000)	—
Payment of related party costs	—	(189)
Formation costs	—	877
Changes in operating assets and liabilities:
Prepaid expenses	(298,172)	—
Accounts payable	47,919	—
Accrued expenses	2,033,691	1,600
Other receivable	(7,462)	—
Net cash used in operating activities	(396,122)	(258)

Cash Flows from Investing Activities:
Initial investment of money market funds in Trust Account	(232,300,000)	—
Redemption of money market funds	232,896,440	—
Purchases of treasury securities	(466,121,947)	—
Redemptions of treasury securities	468,350,000	—
Purchases of money market funds	(236,182,468)	—
Net cash used in investing activities	(233,357,975)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of units	230,000,000	—
Proceeds from sale of private placement units	8,900,000	—
Payment of underwriting fee	(4,600,000)	—
Proceeds from promissory note – related party	906,170	125,000
Payment of promissory note – related party	(225,000)	—
Proceeds from related party receivable	189	—
Payment of deferred offering costs	(630,714)	(115,830)
Net cash provided by financing activities	234,350,645	34,170

Net Change in Cash	596,548	33,912
Cash – Beginning	33,912	—
Cash – Ending	$630,460	$33,912

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$42,756,441	$—
Deferred underwriter fee payable	$8,050,000	$—
Deferred offering costs included in accrued offering costs	$21,588	$588,126
Forfeiture of deferred underwriter fee payable	$3,622,500	$—
Cash paid for taxes	$1,252	$—

The accompanying notes are an integral part of these financial statements.

CLEAN EARTH ACQUISITIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity from May 14, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2022 (the “Effective Date”). On February 28, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” or “Public Shares”) at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 890,000 Private Placement Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement with Clean Earth Acquisitions Sponsor, LLC (the “Sponsor”) generating proceeds of $8,900,000 from the sale of the Private Units.

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months (or up to 18 months with extensions) from February 28, 2022, the closing of the Initial Public Offering (the “Combination Period”).

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to consummate a Business Combination, and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the public stockholders’ ability to redeem or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination Agreement

On October 12, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Alternus Energy Group Plc (the “Seller”). Pursuant to the Business Combination Agreement, we will acquire certain subsidiaries of the Seller, for up to 90,000,000 shares. Initially, we will issue 55,000,000 shares at closing (subject to a working capital adjustment capped at 1,000,000 additional shares) plus up to 35,000,000 shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met. The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing, including, among others, (i) by mutual written consent of the Company and the Seller, (ii) upon any injunction or other governmental order preventing the consummation of the transaction which shall have become final and non-appealable, (iii) upon a material breach of any representation, warranty, covenant or agreement (subject to an opportunity to cure, if such violation or breach is capable of being cured), (iv) if the closing has not occurred by May 26, 2023 and such failure in closing on or before such date is not due to the breach of the Business Combination Agreement by the party seeking to terminate and (v) by the Company, if the Seller fails to consummate the transaction following the satisfaction of the conditions to the Seller's closing. The Seller will be obligated to pay the Company a termination fee of $2,000,000 if the Business Combination Agreement is terminated by the Company pursuant to clause (v).

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

Going Concern

As of December 31, 2022, the Company had $630,460 of operating cash and a working capital deficit of $2,496,267. At December 31, 2022, working capital excludes the amount of Marketable Securities held in Trust Account and the amount of deferred underwriter fee payable. The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting commission would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and a convertible promissory note with the Sponsor (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The initial stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”, see Note 4). The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on February 28, 2022, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in the Trust Account and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7(d) under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares. The Company accounts for marketable securities held in the Trust Account in accordance with Accounting Standards Codification (“ASC”) 320, “Investments – Debt Securities” (“ASC 320”). Trading securities are measured at fair value with holding gains and losses included in earnings. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information. The Company was invested in U.S. Treasury Bills and money market funds invested in U.S. government securities for the year ended December 31, 2022. Income generated from the U.S. Treasury Bills was recorded to realized gains on marketable securities held in Trust Account on the statements of operations and presented as an adjustment to reconcile net income to net cash used in operating activities on the statements of cash flows. Income generated from money market funds invested in U.S. government securities was recorded to dividend income on marketable securities held in Trust Account and presented within cash flows from investing activities on the statements of cash flows. Redemptions and purchases of U.S. Treasury Bills and money market securities held in Trust Account are presented within cash flows from investing activities on the statements of cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, “Other Assets and Deferred Costs” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of incentives to anchor investor (defined in Note 4) and professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $18,678,975, consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting commission, $1,292,649 of actual offering costs, and $4,736,326 excess fair value of Founder Shares as a result of the Anchor Investor transaction (see Note 5). The Company recorded the $18,678,975 of offering costs as a reduction of the carrying value of Class A common stock in temporary equity and additional paid-in capital (see Note 3).

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement” (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

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

Warrants and Rights

The Company accounts for the public and private warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants and rights do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in stockholders’ equity (deficit).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.10 per share) immediately as if the end of the first reporting period after the IPO, February 28, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A common stock subject to possible redemption is reflected on the balance sheet at December 31, 2022 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,038,513)
Plus:
Re-measurement on Class A common stock subject to possible redemption	42,756,441
Class A common shares subject to possible redemption, December 31, 2022	$235,586,028

The proceeds of the Initial Public Offering were allocated to the Class A common stock and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A common stock subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On February 28, 2022, the Company recorded a remeasurement of $39,491,791, $32,151,909 of which was recorded in additional paid-in capital and $7,339,882 was recorded in accumulated deficit, to remeasure the value of Class A common stock to its redemption value. The Company has recorded an additional remeasurement of $3,264,650 through December 31, 2022 to remeasure the value of Class A common stock to its redemption value of the amount held in the Trust Account.

Promissory Note – Related Party

The Company accounts for its WC Promissory Note (see Note 4) in accordance with ASC 470, “Debt” and ASC 815. The Company accounts for the WC Promissory Note at amortized cost and does not bifurcate and separately account for the embedded conversion feature as it does not meet the definition of a derivative instrument.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements in accordance with ASC 718, “Compensation-Stock Compensation”. The awards have a performance condition that requires the consummation of an initial business combination to fully vest. As the performance condition is not probable and will likely not become probable until the consummation of an initial business combination, the Company will defer recognition of the compensation costs until the consummation of an initial business combination.

Net Income (Loss) per Common Stock

The statements of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per Class A and Class B non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and Class A and Class B non-redeemable common stock, the Company first considered the total net income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.

Net income (loss) per common stock is computed by dividing net income (loss) by class by the weighted average number of common stock outstanding during the period. The Company has not considered the effect of the 11,500,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Net income (loss) per common stock for the period from May 14, 2021 (inception) through December 31, 2021 was calculated by dividing the net income (loss) into the amount of Class B non-redeemable common stock outstanding as no Class A common stock was issued during this period.

The following tables reflect the calculation of basic and diluted net income (loss) per common stock for the twelve months ended December 31, 2022 (in dollars, except share amounts):

Twelve Months Ended
December 31,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net income from date of initial public offering through December 31, 2022	96,989
Total net income year to date	59,955
Remeasurement of temporary equity to redemption value	(42,756,441)
Net loss including remeasurement of temporary equity to redemption value	$(42,696,486)

	Twelve Months Ended
	December 31,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(31,092,238)	$(11,604,248)
Deemed dividend for remeasurement of temporary equity to redemption value	42,756,441	—
Total net income (loss) by class	$11,664,203	$(11,604,248)

Weighted average shares outstanding	19,282,192	8,412,804
Net income (loss) per share	$0.60	$(1.38)

The following tables reflect the calculation of basic and diluted net loss per common stock for the period from May 14, 2021 (inception) through December 31, 2021 (in dollars, except share amounts):

For the Period From
May 14, 2021
(Inception) Through
December 31,
2021
Net loss	$(2,546)
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,666,667
Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.00)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB’) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

Unvested Founder Shares

Pursuant to the letter agreement, a total of 2,167,000 Founder Shares then held by the Sponsor will be considered newly unvested shares upon the completion of the Business Combination, which shall vest only if the closing price of the common stock equals or exceeds $12.50 for any 20 trading days within a 30 day trading period after the Business Combination, but before the tenth anniversary of the Business Combination. In the event such price level is achieved before the first anniversary of the closing of the Business Combination, such unvested Founder Shares will not vest until the first anniversary of such closing. In the event that the Company enters into a binding agreement on or before the tenth anniversary of the Business Combination with respect to a Sale (as defined in the agreement), all unvested Founder Shares shall vest on the day prior to the closing of such Sale. Founder Shares, if any, that remain unvested at the tenth anniversary of the closing of the Business Combination will be forfeited.

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

Promissory Note — Related Party

On September 22, 2021, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. The Company drew $100,000 and $125,000 on the IPO Promissory Note for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021, respectively. As of February 28, 2022, the Company had borrowed an aggregate $225,000 under the IPO Promissory Note. The IPO Promissory Note was non-interest bearing and was repaid in full on February 28, 2022. As of December 31, 2022 and 2021, the outstanding balance under the IPO Promissory Note was $0 and $125,000, respectively.

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

On September 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $850,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of December 31, 2022 and 2021, the WC Promissory Note balance was $806,170 and $0, respectively.

Anchor Investor Agreement

A third-party investor (the “Anchor Investor”) (who is also not affiliated with our Sponsor or any member of our management team) purchased 2,277,000 of the units issued in the Initial Public Offering pursuant to a November 2021 Subscription Agreement between our Sponsor and the Anchor Investor, wherein the Anchor Investor also purchased membership interests in our Sponsor. The excess fair value of the Sponsor membership units over the price paid by the Anchor Investor of $4,736,326 was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A (see Note 2) and a corresponding contribution by our Sponsor recorded in additional paid in capital.

The Sponsor retains voting and dispositive power over the Anchor Investor’s allocated Founder Shares and shares purchased by the Sponsor in the private placement until the consummation of the Business Combination, following which time the Sponsor will distribute such securities to the Anchor Investor (subject to applicable lock-up or escrow restrictions).

Related Party Consulting Agreement

In April 2022, the Company entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research. The Company will pay the Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears. The grant date of the stock-based compensation award under the agreement is April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. In November 2022, the Company executed an amendment to the consulting agreement with the related party. The amendment changed the compensation structure to pay the Consultant $5,000 per month in cash and no additional compensation in the form of stock. The commencement date for the updated compensation structure was December 1, 2022. As of December 31, 2022, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs. Additionally, the agreement will conclude upon the completion of a successful business combination. The Company incurred $65,000 and $0 for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021, respectively, related to this agreement.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting commissions. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a underwriting commission of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a deferred underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. As the Combination Period expires on May 28, 2023, without extensions, the deferred underwriter fee payable is classified as a current liability as of December 31, 2022.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. As of December 31, 2022, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statements of operations. The Company has not recorded any amounts related to the $450,000 cash fee as of December 31, 2022 as it is contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, the Company entered into a consulting agreement. During the term of the agreement, the Consultant will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. For the twelve months ended December 31, 2022, the Company incurred $64,353 under this agreement, of which $15,000 remains payable and is accrued for within accounts payable.

Note 6.    Stockholders’ Equity (Deficit)

On February 23, 2022, the Company adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”). Under the Certificate of Incorporation, the total number of shares of all classes of capital stock, each with a par value of $0.0001 per share, which the Company is authorized to issue is 111,000,000 shares, consisting of (a) 110,000,000 shares of common stock (the “Common Stock”), including (i) 100,000,000 shares of Class A common stock (the “Class A common stock”), and (ii) 10,000,000 shares of Class B common stock (the “Class B common stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At December 31, 2022 and 2021, there were 890,000 and zero shares of Class A common stock issued and outstanding, excluding 23,000,000 and zero shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of December 31, 2022. All share and per-share amounts have been retroactively restated to reflect the stock split.

With respect to any matter submitted to a vote of our stockholders, including any vote in connection with a Business Combination, except as required by law, holders of our Founder Shares and holders of our Class A common stock will vote together as a single class, with each share entitling the holder to one vote.

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

Rights— Each holder of a right will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively exchange his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination.

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

Note 7. Income Tax

The following presents the components of the income tax provision for the year ended December 31, 2022. The income tax provision for the period from May 14, 2021 (inception) through December 31, 2021 was deemed to be de minimis.

December 31,
2022
Current - Federal	$647,731
Current - State	—
Deferred - Federal	(499,117)
Deferred - State	—

Change in Valuation Allowance	499,117
Income Tax Provision	$647,731

The following presents the reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022. The income tax provision for the period from May 14, 2021 (inception) through December 31, 2021 was deemed to be de minimis.

December 31,
2022
Statutory U.S. federal income tax rate	21.00%
Change in valuation allowance	70.53%
Income tax provision	91.53%

The following presents the Company’s net deferred tax assets at December 31, 2022. The income tax provision for the period from May 14, 2021 (inception) through December 31, 2021 was deemed to be de minimis.

December 31,
2022
Capitalized start-up costs	$499,651
Net operating loss carryforward	—
Total deferred tax assets	499,651
Valuation allowance	(499,651)
Deferred tax assets	$—

As of December 31, 2022 the Company has no federal or state net operating loss carryforwards.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2022.

The following presents the Company’s valuation allowance for the year ended December 31, 2022. The income tax provision for the period from May 14, 2021 (inception) through December 31, 2021 was deemed to be de minimis.

December 31,
2022
Valuation allowance at beginning of year	$534
Increases recorded to income tax provision	499,117
Decreases recorded to income tax provision	—
Valuation allowance at end of year	$499,651

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business in.  ASC 740-10 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

Uncertain tax positions are recorded as liabilities in accordance with ASC 740-10 and are adjusted upon the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.  As of December 31, 2022, there are no uncertain tax positions recorded in the financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statements of operations as required. As of December 31, 2022, there were no significant accrued interest or penalties.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations.  The Company's tax years are still open under statute from inception.  The resolution of tax matters is not expected to have a material effect on the Company's financial statements.

Note 8. Fair Value Measurements

At December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $235,586,028. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents the fair value information, as of December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on realized gains on U.S. Treasury Bills, reinvestments of dividend income on money market funds, and market fluctuations in the value of invested money market fund marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$235,586,028	$—	$—

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

Note 9. Subsequent Events

On March 24, 2023, the Company entered into a capital markets advisory services agreement with a capital markets advisor (the “Advisor”). The agreement is from the execution date of the agreement until the date that is 12 months following the closing of the business combination between the Company and the Seller. The advisory fee is a minimum $500,000 with a placement agent fee equal to 4.0% of the gross proceeds received from the sale of the Company’s equity or equity-linked securities. The advisory fee is payable in cash at the time of and as a condition to the closing of the Company’s business combination transaction with the Seller. Advisory fees can be up to a maximum of $1,000,000 depending on the amount of equity raised, as defined by the gross proceeds available to the post-business combination company immediately after the closing of the Business Combination.

On March 27, 2023, the Company entered into an investor relations agreement with an investor relations firm. The term of this agreement begins on April 1, 2023 and will continue until the earlier of (i) the closing of the business combination transaction with the Seller. Or (ii) December 31, 2023. The investor relations fee is $3,000 per month.