Form 10-Q
period 2023-03-31
Clean Earth Acquisitions Corp.
filed 2023-05-15
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 23,890,000 shares of Class A common stock, $0.0001 par value, and 7,666,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLEAN EARTH ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$328,279	$630,460
Prepaid expenses	225,347	298,172
Other receivable	150	7,462
Marketable securities held in Trust Account	237,995,676	235,586,028
Total current assets	238,549,452	236,522,122
Total Assets	$238,549,452	$236,522,122

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,176,269	$2,035,291
Accounts payable	60,854	47,919
Accrued offering costs	542,981	542,981
Promissory note – related party	806,170	806,170
Deferred underwriter fee payable	4,427,500	4,427,500
Total current liabilities	8,013,774	7,859,861
Total Liabilities	8,013,774	7,859,861

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 23,000,000 shares issued and outstanding at redemption	237,995,676	235,586,028

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	89
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,460,854)	(6,924,623)
Total Stockholders’ Deficit	(7,459,998)	(6,923,767)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$238,549,452	$236,522,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2023	2022
Franchise tax expense	$50,000	51,540
Bank fees	7,462	213
Insurance expense	106,521	40,579
Dues and subscriptions	144,441	50,542
Marketing and advertising expenses	4,475	399
Legal and accounting expenses	123,465	118,108
Listing fee	17,115	—
General and administrative expenses	174	—
Loss from operations	(453,653)	(261,381)

Other income:
Dividend income on marketable securities held in Trust Account	1,395,968	21,378
Realized gains on marketable securities held in Trust Account	1,213,729	—
Interest income on operating account	33	—
Other income	2,609,730	21,378

Income (loss) before provision for income taxes	2,156,077	(240,003)
Provision for income taxes	(282,660)	—
Net income (loss)	$1,873,417	$(240,003)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	23,000,000	8,177,778

Basic and diluted net income per share, redeemable Class A common stock	$0.09	$1.29

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,556,667	7,983,111

Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.02)	$(1.36)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	23,000,000	$235,586,028	890,000	$89	7,666,667	$767	$—	$(6,924,623)	$(6,923,767)
Remeasurement of Class A common stock to redemption value	—	2,409,648	—	—	—	—	—	(2,409,648)	(2,409,648)
Net income	—	—	—	—	—	—	—	1,873,417	1,873,417
Balance – March 31, 2023	23,000,000	$237,995,676	890,000	$89	7,666,667	$767	$—	$(7,460,854)	$(7,459,998)

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,766,854	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units	—	—	890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	39,554,524	—	—	—	—	(32,151,909)	(7,402,615)	(39,554,524)
Net loss	—	—	—	—	—	—	—	(240,003)	(240,003)
Balance — March 31, 2022	23,000,000	$232,321,378	890,000	$89	7,666,667	$767	$—	$(7,645,164)	$(7,644,308)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,873,417	$(240,003)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividend income on marketable securities held in Trust Account	—	(21,378)
Realized gains on marketable securities held in Trust Account	(1,213,729)	—
Changes in operating assets and liabilities:
Prepaid expenses	72,825	(598,545)
Accounts payable	12,935	34,151
Accrued expenses	140,978	50,348
Other receivables	7,312	—
Net cash provided by (used in) operating activities	893,738	(775,427)

Cash Flows from Investing Activities:
Sale of money market securities held in Trust Account	236,398,677	—
Purchase of treasury securities	(236,196,567)	—
Dividends reinvested in marketable securities held in Trust Account	(1,398,029)	—
Investment of cash in Trust Account	—	(232,300,000)
Net cash used in investing activities	(1,195,919)	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of units	—	230,000,000
Proceeds from sale of private placement units	—	8,900,000
Payment of underwriting fee	—	(4,600,000)
Proceeds from promissory note – related party	—	100,000
Payment of promissory note – related party	—	(225,000)
Proceeds from related party receivable	—	189
Payment of deferred offering costs	—	(274,903)
Net cash provided by financing activities	—	233,900,286
	—	—
Net Change in Cash	(302,181)	824,859
Cash – Beginning	630,460	33,912
Cash – Ending	$328,279	$858,771

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$2,409,648	$39,554,524
Deferred underwriter fee payable	$—	$8,050,000
Deferred offering costs included in accrued offering costs	$—	$396,588
Supplemental Cash Flow Information:
Cash paid for franchise taxes	$200,050	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

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

The closing of the transactions contemplated by the Business Combination Agreement is subject to customary closing conditions as set forth in the Business Combination Agreement.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, Private Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Going Concern

As of March 31, 2023, the Company had $328,279 of operating cash and a working capital deficit of $3,032,498. At March 31, 2023, working capital deficit excludes the amount of Marketable Securities held in Trust Account and Deferred Underwriting Fees Payable. The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and a convertible promissory note with the Sponsor (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The initial stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 30, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 or December 31, 2022.

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

The Company was invested in U.S. Treasury Bills and money market funds invested in U.S. government securities for the three months ended March 31, 2023 and  money market funds invested in U.S. government securities for the three months ended March 31, 2022. Income generated from the U.S. Treasury Bills was recorded to realized gains on marketable securities held in Trust Account on the statements of operations and presented as an adjustment to reconcile net income to net cash used in operating activities on the statements of cash flows. Income generated from money market funds invested in U.S. government securities was recorded to dividend income on marketable securities held in Trust Account and presented within cash flows from investing activities on the statements of cash flows. Sales of money market funds, redemptions of U.S. Treasury Bills, and purchases of U.S. Treasury Bills and money market securities held in Trust Account are presented within cash flows from investing activities on the statements of cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs”  and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist principally of incentives to Anchor Investor and professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $18,678,975, consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee (of which $7,245,000 has subsequently been waived by the underwriters), $1,292,649 of actual offering costs, and $4,736,326 excess fair value of Founder Shares as a result of the Anchor Investor transaction. The Company recorded the $18,678,975 of offering costs as a reduction of the carrying value of Class A common stock in temporary equity and additional paid-in capital.

Fair Value of Financial Instruments

ASC  820, “Fair Value Measurements” (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

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

Warrants and Rights

The Company accounts for the public and private warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC  480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants and rights do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in stockholders’ deficit.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, and December 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.10 per share) immediately as if the end of the first reporting period after the Initial Public Offering, February 28, 2022, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A common stock subject to possible redemption is reflected on the balance sheet as of March 31, 2023 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,038,513)
Plus:
Re-measurement on Class A common stock subject to possible redemption	42,756,441
Class A common shares subject to possible redemption, December 31, 2022	235,586,028
Re-measurement on Class A common stock subject to possible redemption	2,409,648
Class A common shares subject to possible redemption, March 31, 2023	$237,995,676

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

Promissory Note – Related Party

The Company accounts for its WC Promissory Note in accordance with ASC Topic 470, “Debt” and ASC 815. The Company accounts for the WC Promissory Note at amortized cost and does not bifurcate and separately account for the embedded conversion feature as it does not meet the definition of a derivative instrument.

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

The following tables reflect the calculation of basic and diluted net income (loss) per common stock for the three months ended March 31, 2023 and 2022 (in dollars, except share amounts):

Three Months Ended
March 31,
2023
Net income	$1,873,417
Remeasurement of temporary equity to redemption value	(2,409,648)
Net income including remeasurement of temporary equity to redemption value	$(536,231)

	Three Months Ended
	March 31,
	2023
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(390,831)	$(145,400)
Deemed dividend for remeasurement of temporary equity to redemption value	2,409,648	—
Total net income (loss) by class	$2,018,817	$(145,400)

Weighted average shares outstanding	23,000,000	8,556,667
Net income (loss) per share	$0.09	$(0.02)

Three Months Ended
March 31,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net loss from date of initial public offering through March 31, 2022	(202,969)
Total loss	(240,003)
Remeasurement of temporary equity to redemption value	(39,554,524)
Net loss including remeasurement of temporary equity to redemption value	$(39,794,527)

	Three Months Ended
	March 31,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(28,977,153)	$(10,817,374)
Deemed dividend for remeasurement of temporary equity to redemption value	39,554,524	—
Total net income (loss) by class	$10,577,371	$(10,817,374)

Weighted average shares outstanding	8,177,778	7,983,111
Net income (loss) per share	$1.29	$(1.36)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no other new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Note 3.    Initial Public Offering

Pursuant to the Initial Public Offering on February 28, 2022, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, one right and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

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

Promissory Note — Related Party

On September 22, 2021, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. As of February 28, 2022, the Company had borrowed $225,000 under the IPO Promissory Note. The IPO Promissory Note was non-interest bearing and was repaid in full on February 28, 2022. As of March 31, 2023 and December 31, 2022, the outstanding balance under the IPO Promissory Note was $0.

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

On September 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $850,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of March 31, 2023 and December 31, 2022, the WC Promissory Note balance was $806,170.

Anchor Investor Agreement

A third-party investor (the “Anchor Investor”) (who is also not affiliated with our Sponsor or any member of our management team) purchased 2,277,000 of the units issued in the Initial Public Offering pursuant to a November 2021 Subscription Agreement between our Sponsor and the Anchor Investor, wherein the Anchor Investor also purchased membership interests in our Sponsor. The excess fair value of the Sponsor membership units over the price paid by the Anchor Investor of $4,736,326 was determined to be an offering cost in accordance with SAB Topic 5A and a corresponding contribution by our Sponsor recorded in additional paid in capital.

The Sponsor retains voting and dispositive power over the Anchor Investor’s allocated Founder Shares and shares purchased by the Sponsor in the private placement until the consummation of the Business Combination, following which time the Sponsor will distribute such securities to the Anchor Investor (subject to applicable lock-up or escrow restrictions).

Related Party Consulting Agreement

In April 2022, the Company entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research. The Company will pay the Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears. The grant date of the stock-based compensation award under the agreement is April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. In November 2022, the Company executed an amendment to the consulting agreement with the related party. The Amendment changed the compensation structure to pay the Consultant $5,000 per month in cash and no additional compensation in the form of stock. The commencement date for the updated compensation structure was December 1, 2022. As such, as of March 31, 2023, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs. Additionally, the agreement will conclude upon the completion of a successful business combination. The Company incurred $15,000 and $0 for the three months ended March 31, 2023 and 2022, respectively, related to this agreement.

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

Underwriting Agreements

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

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. As the Combination period expires 15 months, without extensions, from February 28, 2022, the deferred underwriter fee payable is classified as a current liability as of March 31, 2023.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. As of March 31, 2023, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statements of operations. The Company has not incurred any amounts related to the $450,000 cash fee as of March 31, 2023 and payment of such amounts are contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, The Company entered into a consulting agreement. During the term of the agreement, the Consultant will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company incurred $0 and $64,353, respectively, under this agreement, of which $0 and $15,000 remained payable and was accrued for within accounts payable as of March 31, 2023 and December 31, 2022, respectively.

Note 6.    Stockholders’ Deficit

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

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At March 31, 2023 and December 31, 2022, there were 890,000 shares of Class A common stock issued or outstanding, excluding 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of March 31, 2023. All share and per-share amounts have been retroactively restated to reflect the stock split.

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

NOTE 7. INCOME TAX

During the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $282,600 and $0, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 13.11 %  and 0.00%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the change in valuation allowance against its deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2023, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 8. FAIR VALUE MEASUREMENTS

Cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents the fair value information, as of March 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

As of March 31, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$237,995,676	$—	$—

As of December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$235,586,028	$—	$—

NOTE 9. SUBSEQUENT EVENTS

On April 12, 2023, the Company entered into the First Amendment to the Business Combination Agreement (the “First Amendment”), which amends certain provisions of the Business Combination Agreement.

The Business Combination Agreement had contemplated that the Company would issue to the Seller a number of shares of Class A common stock valued at $10 per share equal to $550,000,000 plus or minus an estimated working capital adjustment (which will be not greater or less than $10,000,000), of which 1,000,000 shares of Common Stock will be deposited into a working capital escrow account to satisfy any post-closing working capital adjustments. The First Amendment amended the Business Combination Agreement by reducing the $550,000,000 amount to $275,000,000.

In addition, the Business Combination Agreement had contemplated that 35,000,000 shares of Class A common stock would be deposited into an earnout escrow account and will be released, in whole or part, to the Seller if certain earnout milestones are met. The First Amendment amended the Business Combination Agreement by (i) reducing the 35,000,000 shares to 20,000,000 shares and (ii) modifying the earnout milestones as provided in the First Amendment.

On April 17, 2023, the Company and the representative of one of the underwriters executed a revised Underwriting Agreement to forfeit the remaining portion of the deferred underwriting commissions payable to the representative, or $3,622,500, resulting in a deferred underwriting fee of $805,000 payable upon consummation of a successful business combination. The underwriter has forfeited an aggregate $7,245,000 of the deferred underwriting commissions payable to the representative.

On April 18, 2023, the Company and Jones Group Ventures LLC (the “Investor”) entered into a Committed Capital on Demand agreement (“CCOD”). Subject to certain terms and conditions, the Investor will commit to invest up to $100,000,000 pursuant to the CCOD.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Clean Earth Acquisitions Corp. was incorporated in Delaware on May 14, 2021. The Company is a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

On October 12, 2022, we entered into a Business Combination Agreement with Alternus Energy Group Plc (the “Seller”). Pursuant to the Business Combination Agreement, we will acquire certain subsidiaries of the Seller, for up to 90 million shares. Initially, we will issue 55 million shares at closing (subject to a working capital adjustment capped at 1 million additional shares) plus up to 35 million shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met. The parties amended the terms of the Business Combination Agreement on April 12, 2023.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination and negotiating a Business Combination Agreement. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

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

On May 10, 2023, the Company filed a Definitive Proxy Statement announcing a special meeting of stockholders (the “Special Meeting”) to be held on May 25, 2023. The sole purpose of the Special Meeting is to consider and vote upon (i) a proposal to amend the Company's Certificate of Incorporation to extend the date by which the Company must consummate a business combination , up to six times, from May 28, 2023 (the “Termination Date”) to November 28, 2023 (the Extended Date”), composed of six one-month extensions, for a total of up to six months after the Termination Date, (the “Charter Amendment Proposal”) and (ii) a proposal to amend the Investment Management Trust Agreement to change the initial date on which the trustee must commence liquidation of the Trust Account to the Extended Date or such later date as may be approved by the stockholders in accordance with the certificate of incorporation (as may be amended) (the “Trust Amendment Proposal”).

Results of Operations

Our entire activity from inception through March 31, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for, and negotiation with, a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2023, we had net income of $1,873,417, which consisted of $123,465 in legal and accounting expenses, $50,000 of franchise tax expense, a $282,660  provision for income taxes, $106,521 of insurance expense, $144,441 of dues and subscriptions, and $29,226 of marketing and advertising, listing fees, formation costs and bank fees expenses, offset by $1,395,968 of dividend income, $1,213,729 realized gains on marketable securities held in the Trust Account, and $33 of interest income on the operating bank account.

For the three months ended March 31, 2022, we had a net loss of $240,003, which consisted of $118,108 in legal and accounting expenses, $51,540 of franchise tax expense, $40,579 of insurance expense, and $51,154 in dues and subscriptions, marketing and advertising, and bank fees expenses, partially offset by $21,378 of dividend income on marketable securities held in the Trust Account.

Going Concern

As of March 31, 2023, the Company had $328,279 of operating cash and a working capital deficit of $3,032,498. At March 31, 2023, working capital deficit excludes the amount of Marketable Securities held in Trust Account and Deferred Underwriting Fee payable.

The Company’s liquidity needs through March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs, and draws on a unsecured working capital promissory note.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management continues to evaluate the impact of volatile and disruptive credit and financial markets and the current conflict between Ukraine and Russia and their effects on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2023.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreements. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. The deferred underwriter fee payable was $4,427,500 as of March 31, 2023. The underwriter has subsequently waived their remaining 50% of the deferred underwriting commissions of $3,622,500 in April 2023. As a result, the deferred underwriting commission has been reduced to $805,000.

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

Underwriting Agreements

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a cash underwriting commission of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a deferred cash underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial Business Combination. As the Combination period expires 15 months, without extensions, from February 28, 2022, the deferred underwriter fee payable is classified as a current liability as of March 31, 2023.

In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. The underwriter has subsequently waived their remaining 50% of the deferred underwriting commissions of $3,622,500 in April 2023. As a result, the deferred underwriting commission has been reduced to $805,000.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. As of March 31, 2023, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statement of operations. The Company has not incurred any amounts related to the $450,000 cash fee as of March 31, 2023 and payment of such amounts are contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, The Company entered into a consulting agreement. During the term of the agreement, the Consultant will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. As of March 31, 2023, the Company has incurred $79,353 under this agreement of which $5,000 is recorded within accounts payable as of March 31, 2023.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2 in the notes to the condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

We incurred a total of $18,678,975 in offering costs related to the initial public offering. We paid a total of $4,600,000 in underwriting discounts and commissions, $4,736,326 in incentives to an anchor investor and $1,292,649 in actual offering costs. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination. The amount of deferred underwriting commission was subsequently reduced to $4,427,500 in October 2022.

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

2.2

First Amendment to the Business Combination Agreement, dated as of April 12, 2023, by and among Clean Earth Acquisitions Corp., Alternus Energy Group Plc and Clean Earth Acquisitions Sponsor LLC (previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2023, and incorporated herein).

10.1

Sponsor Support Agreement, dated as of October 12, 2022, by and among Clean Earth Acquisitions Corp., Clean Earth Acquisitions Sponsor LLC and Alternus Energy Group Plc (previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2022, and incorporated herein).

10.2

Investor Rights Agreement, dated as of October 12, 2022, by and among Clean Earth Acquisitions Corp., Clean Earth Acquisitions Sponsor LLC and Alternus Energy Group Plc (previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2022, and incorporated herein)

10.3

Letter Agreement, dated April 17, 2023 between Clean Earth Acquisitions Corp. and Citigroup Global Markets Inc. (previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2023, and incorporated herein).

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

CLEAN EARTH ACQUISITIONS CORP.

Date: May 15, 2023		/s/ Aaron T. Ratner
	Name:	Aaron T. Ratner
	Title:	Chief Executive Officer
(Principal Executive Officer)