Form 10-Q
period 2023-06-30
Clean Earth Acquisitions Corp.
filed 2023-08-14
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 9,037,563 shares of Class A common stock, $0.0001 par value, and 7,666,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLEAN EARTH ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	2
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three and Six Months Ended June 30, 2023 and 2022	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safely Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$101,018	$630,460
Prepaid expenses	101,326	298,172
Other receivable	—	7,462
Marketable securities held in Trust Account	84,940,910	235,586,028
Total current assets	85,143,254	236,522,122
Total Assets	$85,143,254	$236,522,122

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$647,258	$613,653
Income and franchise taxes payable	115,859	849,331
Accrued legal expenses	580,240	572,307
Accounts payable	81,518	47,919
Accrued offering costs	542,981	542,981
Promissory note – related party	1,006,170	806,170
Deferred underwriter fee payable	805,000	4,427,500
Total current liabilities	3,779,026	7,859,861
Total Liabilities	3,779,026	7,859,861

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 8,147,563 and 23,000,000 shares issued and outstanding at redemption value as of June 30, 2023 and December 31, 2022, respectively	84,940,910	235,586,028

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 8,147,563 and 23,000,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	89	89
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	—
Accumulated deficit	(3,577,538)	(6,924,623)
Total Stockholders’ Deficit	(3,576,682)	(6,923,767)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$85,143,254	$236,522,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Franchise tax expense	$50,000	48,460	$100,000	$100,000
Bank fees	—	163	7,462	376
Insurance expense	106,521	106,521	213,041	147,100
Dues and subscriptions	16,108	6,390	160,548	56,931
Marketing and advertising expenses	11,321	12,545	15,795	12,944
Legal and accounting expenses	253,393	562,957	376,858	681,065
Listing fee, general and administrative expenses	17,593	—	34,887	—
Loss from operations	(454,936)	(737,036)	(908,591)	(998,417)

Other income:
Dividend income on marketable securities held in Trust Account	1,713,104	313,681	3,109,073	335,059
Realized gains on marketable securities held in Trust Account	449,457	—	1,663,187	—
Interest income on operating account	5	—	38	—
Other income	2,162,566	313,681	4,772,298	335,059

Income (loss) before provision for income taxes	1,707,630	(423,355)	3,863,707	(663,358)
Provision for income taxes	(349,253)	(49,362)	(631,913)	(49,362)
Net income (loss)	$1,358,377	$(472,717)	$3,231,794	$(712,720)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	17,124,311	23,000,000	20,045,924	15,629,834

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.07	$(0.01)	$0.17	$0.66

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,556,667	8,556,667	8,556,667	8,271,474

Basic and diluted net income (loss) per share, non-redeemable Class A and Class B common stock	$0.01	$(0.02)	$(0.01)	$(1.33)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	23,000,000	$235,586,028	890,000	$89	7,666,667	$767	$—	$(6,924,623)	$(6,923,767)
Remeasurement of Class A common stock to redemption value	—	2,409,648	—	—	—	—	—	(2,409,648)	(2,409,648)
Net income	—	—	—	—	—	—	—	1,873,417	1,873,417
Balance – March 31, 2023	23,000,000	237,995,676	890,000	89	7,666,667	767	—	(7,460,854)	(7,459,998)
Redemption of Class A common stock	(14,852,437)	(154,152,327)	—	—	—	—	—	—	—
Deferred underwriter fee payable forfeiture	—	—	—	—	—	—	—	3,622,500	3,622,500
Remeasurement of Class A common stock to redemption value	—	1,097,561	—	—	—	—	—	(1,097,561)	(1,097,561)
Net income	—	—	—	—	—	—	—	1,358,377	1,358,377
Balance – June 30, 2023	8,147,563	$84,940,910	890,000	$89	7,666,667	$767	$—	$(3,577,538)	$(3,576,682)

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,766,854	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units	—	—	890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	39,554,524	—	—	—	—	(32,151,909)	(7,402,615)	(39,554,524)
Net loss	—	—	—	—	—	—	—	(240,003)	(240,003)
Balance — March 31, 2022	23,000,000	232,321,378	890,000	89	7,666,667	767	—	(7,645,164)	(7,644,308)
Remeasurement of Class A common stock to redemption value	—	313,681	—	—	—	—	—	(313,681)	(313,681)
Net loss	—	—	—	—	—	—	—	(472,717)	(472,717)
Balance — June 30, 2022	23,000,000	$232,635,059	890,000	$89	7,666,667	$767	$—	$(8,431,562)	$(8,430,706)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,231,794	$(712,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividend income on marketable securities held in Trust Account	—	(335,059)
Realized gains on marketable securities held in Trust Account	(1,663,187)	—
Changes in operating assets and liabilities:
Prepaid expenses	196,846	(492,024)
Accounts payable	33,599	45,674
Accrued expenses	33,605	(692)
Accrued tax expenses	(733,472)	149,362
Accrued legal fees	7,933	390,517
Other receivables	7,462	—
Net cash provided by (used in) operating activities	1,114,580	(954,942)

Cash Flows from Investing Activities:
Sale of marketable securities held in Trust Account	628,865,756	—
Purchase of marketable securities held in Trust Account	(474,195,780)	—
Dividends reinvested in marketable securities held in Trust Account	(2,522,690)	—
Investment of cash in Trust Account	—	(232,300,000)
Contributions to Trust Account	161,019	—
Net cash provided by (used in) investing activities	152,308,305	(232,300,000)

Cash Flows from Financing Activities:
Payment of Class A common stock redemptions	(154,152,327)	—
Proceeds from promissory note – related party	200,000	100,000
Proceeds from issuance of units	—	230,000,000
Proceeds from sale of private placement units	—	8,900,000
Payment of underwriting fee	—	(4,600,000)
Payment of promissory note – related party	—	(225,000)
Proceeds from related party receivable	—	189
Payment of deferred offering costs	—	(274,903)
Net cash (used in) provided by financing activities	(153,952,327)	233,900,286

Net Change in Cash	(529,442)	645,344
Cash – Beginning	630,460	33,912
Cash – Ending	$101,018	$679,256

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$3,507,208	$39,554,524
Deferred underwriter fee payable	$—	$8,050,000
Waiver of deferred underwriter fee payable	$3,622,500	—
Deferred offering costs included in accrued offering costs	$—	$396,588
Supplemental Cash Flow Information:
Cash paid for taxes	$1,265,000	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2022 (the “Effective Date”). On February 28, 2022, the Company consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 890,000 Private Placement Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement with Clean Earth Acquisitions Sponsor, LLC (the “Sponsor”) generating proceeds of $8,900,000 from the sale of the Private Units.

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by the Termination Date (defined below).

On October 12, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Alternus Energy Group Plc (the “Seller” or “Alternus”). Pursuant to the Business Combination Agreement, we will acquire certain subsidiaries of the Seller, for up to 90,000,000 shares. Initially, we will issue 55,000,000 shares at closing (subject to a working capital adjustment capped at 1,000,000 additional shares) plus up to 35,000,000 shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met.

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

If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights or warrants, which will expire worthless if the Company fails to complete a Business Combination by the Termination Date.

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

On May 25, 2023, the Company and Alternus executed a mutual written consent pursuant to which the Company and Alternus agreed to extend the Termination Date (as defined in the Business Combination Agreement) to November 28, 2023 (the “Termination Date”).

On May 25, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), during which the Company’s stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination up to six times, from May 28, 2023 to November 28, 2023, composed of six one-month extensions (each an “Extension,” and the end date of each Extension, the “Extended Date”), by depositing into the Trust Account on the then-applicable Extension Date, for each Extension, the lesser of (i) $195,000 and (ii) $0.04 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal until November 28, 2023, or such earlier date as determined by the Board (assuming the Company’s business combination has not occurred) in exchange for a non-interest bearing, convertible unsecured promissory note payable upon consummation of a business combination.

In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 14,852,437 shares of Class A Common Stock at a redemption price of approximately $10.38 per share (the “Redemption”), for an aggregate redemption amount of $154,152,327. Following the Redemption, $84,562,944 remained in the Company’s trust account (the “Trust Account”), not including any Extension Payments, as described above.

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

Going Concern

As of June 30, 2023, the Company had $101,018 of operating cash and a working capital deficit of $2,771,682. At June 30, 2023, working capital deficit excludes the amount of Marketable Securities held in Trust Account and Deferred Underwriting Fees Payable. The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on unsecured promissory notes to pay certain offering costs and convertible promissory notes with the Sponsor to provide working capital and to fund the Company's extension payments (see Note 4).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 30, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

Marketable Securities Held in Trust Account

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

The Company has invested in U.S. Treasury Bills and money market funds invested in U.S. government securities for the six months ended June 30, 2023 and 2022. Income generated from the U.S. Treasury Bills was recorded to realized gains on marketable securities held in Trust Account on the statements of operations and presented as an adjustment to reconcile net income to net cash used in operating activities on the statements of cash flows. Income generated from money market funds invested in U.S. government securities was recorded to dividend income on marketable securities held in Trust Account and presented within cash flows from investing activities on the statements of cash flows. Sales of money market funds, redemptions of U.S. Treasury Bills, and purchases of U.S. Treasury Bills and money market securities held in Trust Account are presented within cash flows from investing activities on the statements of cash flows.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On May 25, 2023, holders of Class A common stock properly elected to redeem an aggregate of 14,852,437 shares of Class A common stock at a redemption price of $10.38 per share, for an aggregate redemption amount of $154,152,327. Accordingly, at June 30, 2023, and December 31, 2022, 8,147,563 and 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

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

The Class A common stock subject to possible redemption is reflected on the balance sheet as of June 30, 2023 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,038,513)
Plus:
Re-measurement on Class A common stock subject to possible redemption	42,756,441
Class A common stock subject to possible redemption, December 31, 2022	235,586,028
Re-measurement on Class A common stock subject to possible redemption	2,409,648
Class A common stock subject to possible redemption, March 31, 2023	237,995,676
Redemption of Class A common stock	(154,152,327)
Re-measurement on Class A common stock subject to possible redemption	1,097,561
Class A common stock subject to possible redemption, June 30, 2023	$84,940,910

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

Promissory Note – Related Party

The Company accounts for its WC Promissory Note and Extension Note (see Note 4) in accordance with ASC Topic 470, “Debt” and ASC 815. The Company accounts for the WC Promissory Note and Extension Note at amortized cost and does not bifurcate and separately account for the embedded conversion feature as it does not meet the definition of a derivative instrument.

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

Net Income (Loss) per Common Stock

The statements of operations includes a presentation of net income (loss) per Class A redeemable common stock and net income (loss) per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total net income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.

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

The following tables reflect the calculation of basic and diluted net income (loss) per common stock for the three and six months ended June 30, 2023 (in dollars, except share amounts):

Three Months Ended
June 30,
2023
Net income	$1,358,377
Remeasurement of temporary equity to redemption value	(1,097,561)
Net income including remeasurement of temporary equity to redemption value	$260,816

	Three Months Ended
	June 30,
	2023
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$173,915	$86,901
Deemed dividend for remeasurement of temporary equity to redemption value	1,097,561	—
Total net income by class	$1,271,476	$86,901

Weighted average shares outstanding	17,124,311	8,556,667
Net income per share	$0.07	$0.01

Six Months Ended
June 30,
2023
Net income	$3,231,794
Remeasurement of temporary equity to redemption value	(3,507,208)
Net income including remeasurement of temporary equity to redemption value	$(275,414)

	Six Months Ended
	June 30,
	2023
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(193,022)	$(82,392)
Deemed dividend for remeasurement of temporary equity to redemption value	3,507,208	—
Total net income (loss) by class	$3,314,186	$(82,392)

Weighted average shares outstanding	20,045,924	8,556,667
Net income (loss) per share	$0.17	$(0.01)

The following tables reflect the calculation of basic and diluted net income (loss) per common stock for the three and six months ended June 30, 2022 (in dollars, except share amounts):

Three Months Ended
June 30,
2022
Net loss	$(472,717)
Remeasurement of temporary equity to redemption value	(313,681)
Net loss including remeasurement of temporary equity to redemption value	$(786,398)

	Three Months Ended
	June 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(573,164)	$(213,234)
Deemed dividend for remeasurement of temporary equity to redemption value	313,681	—
Total net income (loss) by class	$(259,483)	$(213,234)

Weighted average shares outstanding	23,000,000	8,556,667
Net loss per share	$(0.01)	$(0.02)

Six Months Ended
June 30,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net loss from date of initial public offering through June 30, 2022	(675,686)
Total loss year to date	(712,720)
Remeasurement of temporary equity to redemption value	(39,868,205)
Net loss including remeasurement of temporary equity to redemption value	$(40,580,925)

	Six Months Ended
	June 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(29,550,316)	$(11,030,609)
Deemed dividend for remeasurement of temporary equity to redemption value	39,868,205	—
Total net income (loss) by class	$10,317,889	$(11,030,609)

Weighted average shares outstanding	15,629,834	8,271,474
Net income (loss) per share	$0.66	$(1.33)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

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

Private Placement

The Sponsor purchased an aggregate of 890,000 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $8,900,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering, the proceeds of which were recorded in additional paid in capital. Each Private Unit consists of one share of Class A common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per full share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination by the Termination Date, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Promissory Note — Related Party

On September 22, 2021, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. As of February 28, 2022, the Company had borrowed $225,000 under the IPO Promissory Note. The IPO Promissory Note was non-interest bearing and was repaid in full on February 28, 2022. As of June 30, 2023 and December 31, 2022, the outstanding balance under the IPO Promissory Note was $0.

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

On September 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $850,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of June 30, 2023 and December 31, 2022, the WC Promissory Note balance was $806,170.

The Company’s Extension Payments will be made in exchange for a $1,170,000 non-interest bearing, convertible unsecured promissory note payable upon consummation of a business combination (the “Extension Notes”). At the election of the Sponsor and at any time prior to payment in full of the principal balance, the Extension Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. The Company has $200,000 outstanding under the Extension Notes as of June 30, 2023.

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

Related Party Consulting Agreement

In April 2022, the Company entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Related Party Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research. The Company will pay the Related Party Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears. The grant date of the stock-based compensation award under the agreement was April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. In November 2022, the Company executed an amendment to the consulting agreement with the related party. The Amendment changed the compensation structure to pay the Related Party Consultant $5,000 per month in cash and no additional compensation in the form of stock. The commencement date for the updated compensation structure was December 1, 2022. As such, as of June 30, 2023, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs. Additionally, the agreement will conclude upon the completion of a successful business combination. The Company incurred $15,000 and $22,826 for the three months ended June 30, 2023 and 2022, respectively, related to this agreement. The Company had $5,000 outstanding and payable to the Related Party Consultant as of June 30, 2023 and December 31, 2022, which were recorded to accounts payable.

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

The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. On April 17, 2023, the Company and one of the underwriters executed a revised Underwriting Agreement to forfeit the remaining portion of their deferred underwriting commissions payable, or $3,622,500, resulting in a deferred underwriting fee of $805,000 payable upon consummation of a successful business combination. The one underwriter has forfeited an aggregate $7,245,000 of the deferred underwriting commissions payable. As the Termination Date expires on November 28, 2023, the remaining deferred underwriter fee payable is classified as a current liability as of June 30, 2023.

For the three and six months ended June 30, 2023, the Company recorded a $3,622,500 reduction of the deferred underwriter fee payable to accumulated deficit.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. On August 10, 2022, the Company recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statements of operations. The Company has not incurred any amounts related to the $450,000 cash fee as of June 30, 2023 and payment of such amounts are contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, the Company entered into a consulting agreement. During the term of the agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. For the three and six months ended June 30, 2023 and, 2022, the Company incurred $0, under this agreement, of which $0 and $15,000 remained payable and was accrued for within accounts payable as of June 30, 2023 and December 31, 2022, respectively.

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

In connection with the Special Meeting where stockholders approved of the Charter Amendment Proposal, stockholders properly elected to redeem an aggregate of 14,852,437 shares of Class A Common Stock at a redemption price of approximately $10.38 per share (the “Redemption”), for an aggregate redemption amount of $154,152,327. Following the Redemption, $84,562,944 remained in the Company’s trust account (the “Trust Account”), not including any Extension Payments.

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At June 30, 2023 and December 31, 2022, there were 890,000 shares of Class A common stock issued or outstanding, excluding 8,147,563 and 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of June 30, 2023 and December 31, 2022. All share and per-share amounts have been retroactively restated to reflect the stock split.

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

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Delaware law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination by the Termination Date and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

NOTE 7. INCOME TAX

During the six months ended June 30, 2023 and 2022, the Company recorded a tax provision of $631,913 and $49,362, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 16.36% and 7.44%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21.0% primarily due to the change in valuation allowance against deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets.

NOTE 8. FAIR VALUE MEASUREMENTS

Cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents the fair value information, as of June 30, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

As of June 30, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$84,940,910	$—	$—

As of December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$235,586,028	$—	$—

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are not recorded at fair value in the Company’s condensed consolidated balance sheets for the periods. The promissory notes with related parties are classified as Level 2 measurements as the inputs underlying the conversion options would largely be driven by the fair value of Class A common stock and Public Warrants for which quoted prices are observable in active markets.

As of June 30, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Liabilities
Promissory note – related party	$1,006,170	$1,006,170	$—	$1,006,170	$—

As of December 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Liabilities
Promissory note – related party	$806,170	$806,170	$—	$806,170	$—

NOTE 9. SUBSEQUENT EVENTS

On July 24, 2023, the Company and Alternus (together with the Company the “Parties”) entered into a letter agreement (the “Letter Agreement”), which, among other things, provided for the general terms of the non-redemption incentive (the “Non-redemption Incentive”) to be offered to stockholders of the Company in connection with the forthcoming special meeting to be held by the Company for the purpose of voting on a proposal to approve a business combination as well as certain acknowledgements and waivers of provisions of the Business Combination Agreement, as amended by the First Amendment.

On August 8, 2023, the Company issued a $650,000 promissory note with the Sponsor to fund additional working capital requirements (the “Second WC Note”). The Second WC Note is non-interest bearing and payable on the date which the Company consummates its initial Business Combination. The Sponsor may elect to convert all or any portion of the outstanding principal amount of the Second WC Note into that number of units (the “Conversion Units”) equal to:  (i) the portion of the principal amount of the Second WC Note being converted, divided by (ii) $10.00 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock occurring after the date hereof), rounded up to the nearest whole number.  Each Conversion Unit shall consist of one Class A common stock (the “Common Stock”) and one-half of one warrant (the “Conversion Warrants”) and have the same terms and conditions as the private placement units issued by the Company to the Sponsor pursuant to a private placement, as described in the Company’s Annual Form 10-K for the year ended December 31, 2022.

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

On October 12, 2022, we entered into a Business Combination Agreement with Alternus Energy Group Plc (the “Seller” or “Alternus”). Pursuant to the Business Combination Agreement, we will acquire certain subsidiaries of the Seller, for up to 90 million shares. Initially, we will issue 55 million shares at closing (subject to a working capital adjustment capped at 1 million additional shares) plus up to 35 million shares subject to certain earn-out provisions, which will be deposited in escrow and will be released if certain conditions are met. The parties amended the terms of the Business Combination Agreement on April 12, 2023 pursuant to the First Amendment (see Note 1 to the condensed financial statements).

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination and negotiating a Business Combination Agreement. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2022 (the “Effective Date”). On February 28, 2022, the Company consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3 to the condensed financial statements. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 890,000 Private Placement Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement with Clean Earth Acquisitions Sponsor, LLC (the “Sponsor”) generating proceeds of $8,900,000 from the sale of the Private Units.

Following the closing of the Initial Public Offering on February 28, 2022, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of Rule 2a-7(d) of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by the Termination Date (defined below).

On May 25, 2023, the Company and Alternus executed a mutual written consent pursuant to which the Company and Alternus agreed pursuant to Section 7.03(b) of the Business Combination Agreement, to extend the Termination Date (as defined in the Business Combination Agreement) to November 28, 2023 (the “Termination Date”).

On May 25, 2023, the Company held a special meeting of stockholders (the “Special Meeting”, during which the Company’s stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination up to six times, from May 28, 2023 to November 28, 2023, composed of six one-month extensions (each an “Extension,” and the end date of each Extension, the “Extended Date”), by depositing into the Trust Account on the then-applicable Extension Date, for each Extension, the lesser of (i) $195,000 and (ii) $0.04 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal until November 28, 2023, or such earlier date as determined by the Board (assuming the Company’s business combination has not occurred) in exchange for a non-interest bearing, convertible unsecured promissory note payable upon consummation of a business combination.

In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 14,852,437 shares of Class A Common Stock at a redemption price of approximately $10.38 per share (the “Redemption”), for an aggregate redemption amount of $154,152,327. Following the Redemption, $84,562,944 remained in the Company’s trust account (the “Trust Account”), not including any Extension Payments, as described above.

Results of Operations

Our entire activity from inception through June 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for, and negotiation with, a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended June 30, 2023, we had net income of $1,358,377, which consisted of $1,713,104 of dividend income, $449,457 realized gains on marketable securities held in the Trust Account, and $5 of interest income on the operating bank account, offset by $253,393 in legal and accounting expenses, $50,000 of franchise tax expense, a $349,253  provision for income taxes, $106,521 of insurance expense, $16,108 of dues and subscriptions, and $28,914 of marketing and advertising, listing fees, formation costs and bank fees expenses.

For the six months ended June 30, 2023, we had net income of $3,231,794, which consisted of $3,109,073 of dividend income, $1,663,187 realized gains on marketable securities held in the Trust Account, and $48 of interest income on the operating bank account, offset by $376,858 in legal and accounting expenses, $100,000 of franchise tax expense, a $631,913 provision for income taxes, $213,041 of insurance expense, $160,548 of dues and subscriptions, and $58,144 of marketing and advertising, listing fees, formation costs and bank fees expenses.

For the three months ended June 30, 2022, we had a net loss of $472,717, which consisted of $562,957 in legal and accounting expenses, $48,460 of franchise tax expense, a $49,362 provision for income taxes, $106,521 of insurance expense, and $19,098 in dues and subscriptions, marketing and advertising, and bank fees expenses, partially offset by $313,681 of dividend income on marketable securities held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of $712,720, which consisted of $681,065 in legal and accounting expenses, $100,000 of franchise tax expense, a $49,362 provision for income taxes, $147,100 of insurance expense, and $70,252 in dues and subscriptions, marketing and advertising, and bank fees expenses, partially offset by $335,059 of dividend income on marketable securities held in the Trust Account.

Going Concern

As of June 30, 2023, the Company had $101,018 of operating cash and a working capital deficit of $2,771,682. At June 30, 2023, working capital deficit excludes the amount of Marketable Securities held in Trust Account and Deferred Underwriting Fee payable.

The Company’s liquidity needs through June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs, an unsecured promissory note to fund Extension Payments, and an unsecured working capital promissory note.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreements. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. The underwriter has additionally waived their remaining 50% of the deferred underwriting commissions of $3,622,500 on April 17, 2023. As a result, the deferred underwriting commission has been reduced to $805,000. The deferred underwriter fee payable was $805,000 as of June 30, 2023.

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

The underwriters are also entitled to a deferred cash underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial Business Combination. As the Termination Date is November 28, 2023, the deferred underwriter fee payable is classified as a current liability as of June 30, 2023.

In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting commissions, forfeiting $3,622,500 of their deferred underwriting commission. The underwriter has subsequently waived their remaining 50% of the deferred underwriting commissions of $3,622,500 on April 17, 2023. As a result, the deferred underwriting commission has been reduced to $805,000 as of June 30, 2023.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. On August 10, 2022, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the balance sheet and as placement services fee expense on the statement of operations. The Company has not incurred any amounts related to the $450,000 cash fee as of June 30, 2023 and payment of such amounts are contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, the Company entered into a consulting agreement. During the term of the agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. As of June 30, 2023, the Company has incurred and paid $79,353 under this agreement as of June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the gross proceeds received from the Initial Public Offering and private placement, an amount of $232,300,000 ($10.10 per unit) was placed in the Trust Account. In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 14,852,437 shares of Class A Common Stock at a redemption price of approximately $10.38 per share (the "Redemption"), for an aggregate redemption amount of $154,152,327. Following the Redemption, $84,562,944 remained in the Trust Account, not including any Extension Payments, as described elsewhere in this Quarterly Report.

We incurred a total of $18,678,975 in offering costs related to the initial public offering. We paid a total of $4,600,000 in underwriting discounts and commissions, $4,736,326 in incentives to an anchor investor and $1,292,649 in actual offering costs. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination. The amount of deferred underwriting commission was subsequently reduced to $4,427,500 in October 2022. On April 17, 2023, the amount of deferred underwriting commission was further reduced to $805,000.

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

2.3	Written Consent Pursuant to the Business Combination Agreement (previously filed as an exhibit to our Current Report on Form 8-K filed on May 30, 2023, and incorporated herein).
3.1

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Clean Earth Acquisitions Corp. (previously filed as an exhibit to our Current Report on Form 8-K filed on May 30, 2023, and incorporated herein).

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

10.4	Amendment to the Investment Management Trust Agreement (previously filed as an exhibit to our Current Report on Form 8-K filed on May 30, 2023, and incorporated herein).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN EARTH ACQUISITIONS CORP.

Date: August 14, 2023		/s/ Aaron T. Ratner
	Name:	Aaron T. Ratner
	Title:	Chief Executive Officer
(Principal Executive Officer)