Form 10-Q
period 2023-09-30
Clean Earth Acquisitions Corp.
filed 2023-11-14
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 9,037,563 shares of Class A common stock, $0.0001 par value, and 7,666,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLEAN EARTH ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$9,266	$630,460
Prepaid expenses	259,034	298,172
Other receivable	—	7,462
Marketable securities held in Trust Account	86,038,091	235,586,028
Total current assets	86,306,391	236,522,122
Total Assets	$86,306,391	$236,522,122

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$688,939	$613,653
Income and franchise taxes payable	31,215	849,331
Accrued legal expenses	992,045	572,307
Accounts payable	171,267	47,919
Accrued offering costs	542,981	542,981
Promissory note – related party	1,703,500	806,170
Deferred underwriter fee payable	805,000	4,427,500
Total current liabilities	4,934,947	7,859,861
Total Liabilities	4,934,947	7,859,861

Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 8,147,563 and 23,000,000 shares issued and outstanding at redemption value as of September 30, 2023 and December 31, 2022, respectively	86,038,091	235,586,028

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 8,147,563 and 23,000,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	89	89
Class B common stock, $0.0001 par value, 10,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	—
Accumulated deficit	(4,667,503)	(6,924,623)
Total Stockholders’ Deficit	(4,666,647)	(6,923,767)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$86,306,391	$236,522,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Franchise tax expense	$50,000	50,000	$150,000	$150,000
Bank fees	—	390	7,462	767
Insurance expense	106,518	106,521	319,559	253,621
Dues and subscriptions	8,766	5,900	169,314	62,831
Marketing and advertising expenses	21,627	58,387	37,422	71,331
Legal and accounting expenses	672,962	334,967	1,049,820	1,016,032
Placement services fee	—	500,000	—	500,000
Listing fee, general and administrative expenses	18,084	—	52,971	—
Loss from operations	(877,957)	(1,056,165)	(1,786,548)	(2,054,582)

Other income:
Dividend income on marketable securities held in Trust Account	1,107,180	261,381	4,216,253	596,440
Realized gains on marketable securities held in Trust Account	—	877,634	1,663,187	877,634
Interest income on operating account	2	—	40	—
Other income	1,107,182	1,139,015	5,879,480	1,474,074

Income (loss) before provision for income taxes	229,225	82,850	4,092,932	(580,508)
Provision for income taxes	(222,009)	(228,946)	(853,922)	(278,308)
Net income (loss)	$7,216	$(146,096)	$3,239,010	$(858,816)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	8,147,563	23,000,000	16,036,220	18,113,553

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.07	$0.01	$0.23	$0.58

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,556,667	8,556,667	8,556,667	8,107,815

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.07)	$(0.04)	$(0.06)	$(1.40)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE

REDEMPTION AND STOCKHOLDERS’ DEFICIT

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	23,000,000	$235,586,028	890,000	$89	7,666,667	$767	$—	$(6,924,623)	$(6,923,767)
Remeasurement of Class A common stock to redemption value	—	2,409,648	—	—	—	—	—	(2,409,648)	(2,409,648)
Net income	—	—	—	—	—	—	—	1,873,417	1,873,417
Balance – March 31, 2023	23,000,000	237,995,676	890,000	89	7,666,667	767	—	(7,460,854)	(7,459,998)
Redemption of Class A common stock	(14,852,437)	(154,152,327)	—	—	—	—	—	—	—
Deferred underwriter fee payable forfeiture	—	—	—	—	—	—	—	3,622,500	3,622,500
Remeasurement of Class A common stock to redemption value	—	1,097,561	—	—	—	—	—	(1,097,561)	(1,097,561)
Net income	—	—	—	—	—	—	—	1,358,377	1,358,377
Balance – June 30, 2023	8,147,563	84,940,910	890,000	89	7,666,667	767	—	(3,577,538)	$(3,576,682)
Remeasurement of Class A common stock to redemption value	—	1,097,181	—	—	—	—	—	(1,097,181)	(1,097,181)
Net income	—	—	—	—	—	—	—	7,216	7,216
Balance – September 30, 2023	8,147,563	$86,038,091	890,000	$89	7,666,667	$767	$—	$(4,667,503)	$(4,666,647)

	Class A
	Common Stock Subject to Possible		Class A Common		Class B		Additional		Total
	Redemption		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	—	$—	7,666,667	$767	$24,233	$(2,546)	$22,454
Issuance of Class A common stock in initial public offering	23,000,000	192,766,854	—	—	—	—	23,227,765	—	23,227,765
Sale of private placement units	—	—	890,000	89	—	—	8,899,911	—	8,900,000
Remeasurement of Class A common stock to redemption value	—	39,554,524	—	—	—	—	(32,151,909)	(7,402,615)	(39,554,524)
Net loss	—	—	—	—	—	—	—	(240,003)	(240,003)
Balance — March 31, 2022	23,000,000	232,321,378	890,000	89	7,666,667	767	—	(7,645,164)	(7,644,308)
Remeasurement of Class A common stock to redemption value	—	313,681	—	—	—	—	—	(313,681)	(313,681)
Net loss	—	—	—	—	—	—	—	(472,717)	(472,717)
Balance – June 30, 2022	23,000,000	232,635,059	890,000	89	7,666,667	767	—	(8,431,562)	(8,430,706)
Remeasurement of Class A common stock to redemption value	—	1,139,015	—	—	—	—	—	(1,139,015)	(1,139,015)
Net loss	—	—	—	—	—	—	—	(146,096)	(146,096)
Balance – September 30, 2022	23,000,000	$233,774,074	890,000	$89	7,666,667	$767	$—	$(9,716,673)	$(9,715,817)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,239,010	$(858,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividend income	—	(596,440)
Realized gains on marketable securities held in Trust Account	(1,663,187)	(877,634)
Gain on extinguishment of liabilities	—	(4,000)
Changes in operating assets and liabilities:
Prepaid expenses	39,138	(393,588)
Accounts payable	123,348	17,171
Accrued expenses	75,286	504,108
Income and franchise taxes payable	(818,116)	428,308
Accrued legal expenses	419,738	515,356
Other receivables	7,462	(19,189)
Net cash provided by (used in) operating activities	1,422,679	(1,284,724)

Cash Flows from Investing Activities:
Proceeds from marketable securities held in Trust Account	629,455,679	233,355,939
Purchase of marketable securities held in Trust Account	(474,775,971)	(233,355,939)
Dividends reinvested in marketable securities held in Trust Account	(3,629,603)	—
Investment of cash in Trust Account	—	(232,300,000)
Contributions to Trust Account	161,019	—
Net cash provided by (used in) investing activities	151,211,124	(232,300,000)

Cash Flows from Financing Activities:
Payment of Class A common stock redemptions	(154,152,327)	—
Proceeds from promissory note – related party	897,330	450,000
Proceeds from issuance of units	—	230,000,000
Proceeds from sale of private placement units	—	8,900,000
Payment of underwriting discount	—	(4,600,000)
Payment of promissory note – related party	—	(225,000)
Proceeds from related party receivable	—	189
Payment of deferred offering costs	—	(628,714)
Net cash (used in) provided by financing activities	(153,254,997)	233,896,475

Net Change in Cash	(621,194)	311,751
Cash – Beginning	630,460	33,912
Cash – Ending	$9,266	$345,663

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$4,604,390	$41,007,220
Deferred underwriter fee payable	$—	$8,050,000
Waiver of deferred underwriter fee payable	$3,622,500	$—
Deferred offering costs included in accrued offering costs	$—	$23,588
Supplemental Cash Flow Information:
Cash paid for taxes	$1,855,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEAN EARTH ACQUISITIONS CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income and realized gains from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

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

The Business Combination Agreement had contemplated that the Company would issue to the Seller a number of shares of Class A common stock valued at $10 per share equal to $550,000,000 plus or minus an estimated working capital adjustment (which will be not greater or less than $10,000,000), of which 1,000,000 shares of Class A common stock will be deposited into a working capital escrow account to satisfy any post-closing working capital adjustments. The First Amendment amended the Business Combination Agreement by reducing the $550,000,000 amount to $275,000,000.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 14,852,437 shares of Class A common stock at a redemption price of approximately $10.38 per share (the “Redemption”), for an aggregate redemption amount of $154,152,327. Following the Redemption, $84,562,944 remained in the Company’s Trust Account, not including any Extension Payments, as described above.

Risks and Uncertainties

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia and Hamas’ attack on Israel. These conflicts are expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common shares to be adversely affected.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Concern

As of September 30, 2023, the Company had $9,266 of operating cash and a working capital deficit of $3,861,647. At September 30, 2023, working capital deficit excludes the amount of marketable securities held in Trust Account and deferred underwriting fees payable. The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the deferred underwriting fees payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on unsecured promissory notes to pay certain offering costs and convertible promissory notes with the Sponsor to provide working capital and to fund the Company’s extension payments (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans to complete the Business Combination with Alternus. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The initial stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 30, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

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

The Company has invested in U.S. Treasury Bills and money market funds invested in U.S. government securities for the nine months ended September 30, 2023 and 2022. Income generated from the U.S. Treasury Bills was recorded to realized gains on marketable securities held in Trust Account on the condensed statements of operations and presented as an adjustment to reconcile net income to net cash used in operating activities on the condensed statements of cash flows. Income generated from money market funds invested in U.S. government securities was recorded to dividend income on marketable securities held in Trust Account and presented within cash flows from investing activities on the condensed statements of cash flows. Sales of money market funds, redemptions of U.S. Treasury Bills, and purchases of U.S. Treasury Bills and money market securities held in Trust Account are presented within cash flows from investing activities on the condensed statements of cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist principally of incentives to Anchor Investor (as defined in Note 4) and professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $18,678,975, consisting of $4,600,000 of underwriting discounts, $8,050,000 of deferred underwriting fee (of which $7,245,000 has subsequently been waived by the underwriters), $1,292,649 of actual offering costs, and $4,736,326 excess fair value of Founder Shares as a result of the Anchor Investor transaction. The Company recorded the $18,678,975 of offering costs as a reduction of the carrying value of Class A common stock in temporary equity and additional paid-in capital.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On May 25, 2023, holders of Class A common stock properly elected to redeem an aggregate of 14,852,437 shares of Class A common stock at a redemption price of $10.38 per share, for an aggregate redemption amount of $154,152,327. Accordingly, at September 30, 2023, and December 31, 2022, 8,147,563 and 23,000,000 shares of Class A common stock subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

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

The Class A common stock subject to possible redemption is reflected on the balance sheet as of September 30, 2023 as follows:

Gross proceeds from initial public offering	$230,000,000
Less:
Fair value allocated to public warrants	(4,390,700)
Fair value allocated to rights	(15,741,200)
Offering costs allocated to Class A common stock subject to possible redemption	(17,038,513)
Plus:
Re-measurement on Class A common stock subject to possible redemption	42,756,441
Class A common stock subject to possible redemption, December 31, 2022	235,586,028
Re-measurement on Class A common stock subject to possible redemption	2,409,648
Class A common stock subject to possible redemption, March 31, 2023	237,995,676
Redemption of Class A common stock	(154,152,327)
Re-measurement on Class A common stock subject to possible redemption	1,097,561
Class A common stock subject to possible redemption, June 30, 2023	84,940,910
Re-measurement on Class A common stock subject to possible redemption	1,097,181
Class A common stock subject to possible redemption, September 30, 2023	$86,038,091

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

Promissory Note – Related Party

The Company accounts for its WC Promissory Note and Extension Note (see Note 4) in accordance with ASC 470, “Debt” and ASC 815. The Company accounts for the WC Promissory Note and Extension Note at amortized cost and does not bifurcate and separately account for the embedded conversion feature as it does not meet the definition of a derivative instrument.

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

Net Income (Loss) per Common Stock

The condensed statements of operations includes a presentation of net income (loss) per Class A redeemable common stock and net income (loss) per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total net income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.

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

The following tables reflect the calculation of basic and diluted net income (loss) per common stock for the three and nine months ended September 30, 2023 (in dollars, except share amounts):

Three Months Ended
September 30,
2023
Net income	$7,216
Remeasurement of temporary equity to redemption value	(1,097,181)
Net loss including remeasurement of temporary equity to redemption value	$(1,089,965)

	Three Months Ended
	September 30,
	2023
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(531,636)	$(558,329)
Deemed dividend for remeasurement of temporary equity to redemption value	1,097,181	—
Allocation of net income (loss)	$565,545	$(558,329)

Weighted average shares outstanding	8,147,563	8,556,667
Net income (loss) per share	$0.07	$(0.07)

Nine Months Ended
September 30,
2023
Net income	$3,239,010
Remeasurement of temporary equity to redemption value	(4,604,390)
Net loss including remeasurement of temporary equity to redemption value	$(1,365,380)

	Nine Months Ended
	September 30,
	2023
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(890,320)	$(475,060)
Deemed dividend for remeasurement of temporary equity to redemption value	4,604,390	—
Allocation of net income (loss)	$3,714,070	$(475,060)

Weighted average shares outstanding	16,036,220	8,556,667
Net income (loss) per share	$0.23	$(0.06)

The following tables reflect the calculation of basic and diluted net income (loss) per common stock for the three and nine months ended September 30, 2022 (in dollars, except share amounts):

Three Months Ended
September 30,
2022
Net loss	$(146,096)
Remeasurement of temporary equity to redemption value	(1,139,015)
Net loss including remeasurement of temporary equity to redemption value	$(1,285,111)

	Three Months Ended
	September 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(936,650)	$(348,461)
Deemed dividend for remeasurement of temporary equity to redemption value	1,139,015	—
Allocation of net income (loss)	$202,365	$(348,461)

Weighted average shares outstanding	23,000,000	8,556,667
Net income (loss) per share	$0.01	$(0.04)

Nine Months Ended
September 30,
2022
Net loss from beginning of year through date of initial public offering	$(37,034)
Net loss from date of initial public offering through September 30, 2022	(821,782)
Total loss year to date	(858,816)
Remeasurement of temporary equity to redemption value	(41,007,220)
Net loss including remeasurement of temporary equity to redemption value	$(41,866,036)

	Nine Months Ended
	September 30,
	2022
	Class A	Class A & Class B
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(30,486,966)	$(11,379,070)
Deemed dividend for remeasurement of temporary equity to redemption value	41,007,220	—
Allocation of net income (loss)	$10,520,254	$(11,379,070)

Weighted average shares outstanding	18,113,553	8,107,815
Net income (loss) per share	$0.58	$(1.40)

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statement and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

The Company expects new stock issuances related to the business combination with Alternus will offset the fair market value of the Class A stockholder redemptions that occurred on May 25, 2023.  While no assurances can be provided, as the business combination is anticipated to close before December 31, 2023, which is the same year in which the new stock issuances are expected to occur, the Company believes that it is probable that no excise tax will be due or payable. As such, the Company has not recognized an excise tax liability on its condensed balance sheets as of September 30, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Unvested Founder Shares

Pursuant to the letter agreement, a total of 2,167,000 Founder Shares then held by the Sponsor will be considered newly unvested shares upon the completion of the Business Combination, which shall vest only if the closing price of the Class A common stock equals or exceeds $12.50 for any 20 trading days within a 30 day trading period after the Business Combination, but before the tenth anniversary of the Business Combination. In the event such price level is achieved before the first anniversary of the closing of the Business Combination, such unvested Founder Shares will not vest until the first anniversary of such closing. In the event that the Company enters into a binding agreement on or before the tenth anniversary of the Business Combination with respect to a Sale (as defined in the agreement), all unvested shares shall vest on the day prior to the closing of such Sale. Founder Shares, if any, that remain unvested at the tenth anniversary of the closing of the Business Combination will be forfeited.

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

On September 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $850,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the WC Promissory Note can be converted into conversion units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of September 30, 2023 and December 31, 2022, the WC Promissory Note balance was $850,000 and $806,170, respectively.

The Company’s Extension Payments will be made in exchange for a $1,170,000 non-interest bearing, convertible unsecured promissory note payable upon consummation of a business combination (the “Extension Notes”). At the election of the Sponsor and at any time prior to payment in full of the principal balance, the Extension Note can be converted into Conversion Units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. The Company had $780,000 and $0 outstanding under the Extension Notes as of September 30, 2023 and December 31, 2022, respectively.

On August 8, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $650,000. The Second WC Promissory Note is non-interest bearing and payable upon the consummation of the initial Business Combination. At the election of the Sponsor and at any time prior to payment in full of the principal balance, the Second WC Promissory Note can be converted into Conversion Units comprised of one Class A common stock and one-half of one warrant that are identical to those issued in the private placement (“Conversion Units”). The number of convertible Conversion Units is calculated as the outstanding principal balance divided by $10. As of September 30, 2023 and December 31, 2022, the Second WC Promissory Note balance was $73,500 and $0, respectively.

As of September 30, 2023 and December 31, 2022 there is an aggregate of $1,703,500 and $806,170 outstanding under the WC Promissory Note, Extension Notes, and Second WC Promissory Note.

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

Related Party Consulting Agreement

In April 2022, the Company entered into a consulting agreement with a related party. During the term of the agreement, the consultant (“Related Party Consultant”) will be responsible for financial modeling, compiling presentations, data room management, and research. The Company will pay the Related Party Consultant compensation in the form of $7,500 per month in cash, as well as $5,000 per month in the form of newly issued Class B common stock with an exercise price of $10.00 per share paid in arrears. The grant date of the stock-based compensation award under the agreement was April 1, 2022. The performance condition required for vesting is a successful business combination, the outcome of which is not considered probable until the event occurs. In November 2022, the Company executed an amendment to the consulting agreement with the related party. The Amendment changed the compensation structure to pay the Related Party Consultant $5,000 per month in cash and no additional compensation in the form of stock. The commencement date for the updated compensation structure was December 1, 2022. As such, as of September 30, 2023, no stock-based compensation expense has been recorded and will not be accrued for or recognized until a successful business combination occurs. Additionally, the agreement will conclude upon the completion of a successful business combination. The Company incurred $15,000 and $45,000 for the three and nine months ended September 30, 2023, respectively, related to this agreement. The Company had $5,000 outstanding and payable to the Related Party Consultant as of September 30, 2023 and December 31, 2022, which were recorded to accounts payable.

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

Underwriting Agreements

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a cash deferred underwriting fee of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting fees. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting fee, forfeiting $3,622,500 of their deferred underwriting fee. On April 17, 2023, the Company and one of the underwriters executed a revised Underwriting Agreement to forfeit the remaining portion of their deferred underwriting fee, or $3,622,500, resulting in a deferred underwriting fee of $805,000 payable upon consummation of a successful business combination. The one underwriter has forfeited an aggregate $7,245,000 of the deferred underwriting fee. As the Termination Date expires on November 28, 2023, the remaining deferred underwriter fee payable is classified as a current liability as of September 30, 2023.

For the three and nine months ended September 30, 2023, the Company recorded a $3,622,500 reduction of the deferred underwriter fee payable to accumulated deficit.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. On August 10, 2022, the Company recorded the $500,000 nonrefundable cash fee within accrued expenses on the condensed balance sheets and as placement services fee expense on the condensed statements of operations. The Company has not incurred any amounts related to the $450,000 cash fee as of September 30, 2023 and payment of such amounts are contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, the Company entered into a consulting agreement. During the term of the agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. For the three and nine months ended September 30, 2023, the Company incurred $0, under this agreement. $0 and $15,000 was accrued for within accounts payable as of September 30, 2023 and December 31, 2022, respectively.

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

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each common share. At September 30, 2023 and December 31, 2022, there were 890,000 shares of Class A common stock issued or outstanding, excluding 8,147,563 and 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 17, 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate purchase price of $25,000 or approximately $0.004 per share (the “Founder Shares”). On February 7, 2022, we effected a 1:1.33333339 stock split of our Class B common stock, resulting in our initial stockholders holding 7,666,667 Founder Shares as of September 30, 2023 and December 31, 2022. All share and per-share amounts have been retroactively restated to reflect the stock split.

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

Note 7.    Income Tax

During the nine months ended September 30, 2023 and 2022, the Company recorded a tax provision of $853,922 and $278,308, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 20.86% and (47.94)%, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded a tax provision of $222,209 and $228,946, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was 96.85% and 276.34%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21.0% primarily due to the change in valuation allowance against deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets.

Note 8.    Fair Value Measurements

Cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

The following table presents the fair value information, as of September 30, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

As of September 30, 2023	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$86,038,091	$—	$—

As of December 31, 2022	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$235,586,028	$—	$—

The tables below represent the carrying value, fair value and fair value hierarchy category of certain financial assets and liabilities that are recorded at fair value in the Company’s condensed balance sheets for the periods. The promissory notes with related parties are classified as Level 2 measurements as the inputs underlying the conversion options would largely be driven by the fair value of Class A common stock and Public Warrants for which quoted prices are observable in active markets.

As of September 30, 2023	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Liabilities
Promissory note – related party	$1,703,500	$1,703,500	$—	$1,703,500	$—

As of December 31, 2022	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Liabilities
Promissory note – related party	$806,170	$806,170	$—	$806,170	$—

Note 9.    Subsequent Events

On November 13, 2023, the Company withdrew $380,000 of funds from the Trust Account as allowed for tax payment obligations.

On October 8, 2023, November 1, 2023 and November 6, 2023 the Company drew down an additional $100,000, $10,000 and $40,000 on the Second WC Promissory Note, respectively, bringing the outstanding balance to $223,500 with $426,500 available borrowing capacity.

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for a Business Combination and negotiating a Business Combination Agreement. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

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

In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 14,852,437 shares of Class A common stock at a redemption price of approximately $10.38 per share (the “Redemption”), for an aggregate redemption amount of $154,152,327. Following the Redemption, $84,562,944 remained in the Company’s Trust Account, not including any Extension Payments, as described above.

On November 7, 2023, the Company filed a definitive proxy statement in connection with a special meeting of stockholders, to consider and approve an extension of the date by which the Company must consummate a business combination.

The Securities and Exchange Commission accepted the Company’s definitive proxy statement on November 13, 2023, which announced the date for the Company’s Special Meeting of Stockholders, to among other things, approve the business combination previously announced, with Alternus Energy Group plc, a transatlantic clean energy independent power producer.  The Company will hold the Special Meeting on December 4th, 2023 at 10:00 AM EST virtually via live webcast.  Stockholders of record as of the close of business on November 8th, 2023 (the “Record Date”) are entitled to receive notice of, attend and vote at the Special Meeting.

Results of Operations

Our entire activity from inception through September 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for, and negotiation with, a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2023, we had net income of $7,216, which consisted of $1,107,180 of dividend income on marketable securities held in the Trust Account, and $2 of interest income on the operating bank account, partially offset by $672,962 in legal and accounting expenses, $50,000 of franchise tax expense, a $222,009  provision for income taxes, $106,518 of insurance expense, $8,766 of dues and subscriptions, and $39,711 of marketing and advertising expenses, listing fee, general and administrative expenses and bank fees.

For the nine months ended September 30, 2023, we had net income of $3,239,010, which consisted of $4,216,253 of dividend income on marketable securities held in the Trust Account, $1,663,187 realized gains on marketable securities held in the Trust Account, and $40 of interest income on the operating bank account, partially offset by $1,049,820 in legal and accounting expenses, $150,000 of franchise tax expense, a $853,922 provision for income taxes, $319,559 of insurance expense, $169,314 of dues and subscriptions, and $97,854 of marketing and advertising expenses, listing fee, general and administrative expenses and bank fees.

For the three months ended September 30, 2022, we had a net loss of $146,096, which consisted of a $500,000 placement services fee, $334,967 in legal and accounting expenses, $50,000 of franchise tax expense, a $228,946 provision for income taxes, $106,521 of insurance expense, and $6,290 in dues and subscriptions, marketing and advertising expenses, and bank fees expenses, partially offset by $261,381 of dividend income on marketable securities held in the Trust Account and $877,634 of realized gains on marketable securities held in the Trust Account.

For the nine months ended September 30, 2022, we had a net loss of $858,816, which consisted of a $500,000 placement services fee, $1,016,032 in legal and accounting expenses, $150,000 of franchise tax expense, a $278,308 provision for income taxes, $253,621 of insurance expense, and $134,9298 in dues and subscriptions, marketing and advertising expenses, and bank fees expenses, partially offset by $596,440 of dividend income on marketable securities held in the Trust Account and $877,634 of realized gains on marketable securities held in the Trust Account.

Going Concern

As of September 30, 2023, the Company had $9,266 of operating cash and a working capital deficit of $3,861,647. At September 30, 2023, working capital deficit excludes the amount of marketable securities held in Trust Account and deferred underwriting fee payable.

The Company’s liquidity needs through September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs, an unsecured promissory note to fund Extension Payments, and an unsecured working capital promissory note.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management continues to evaluate the impact of volatile and disruptive credit and financial markets and the current conflict between Ukraine and Russia and Hamas’ attack on Israel and their effects on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2023.

The underwriters of the Initial Public Offering are entitled to a cash deferred underwriting fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreements. In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting fee, forfeiting $3,622,500 of their deferred underwriting fee. The underwriter has additionally waived their remaining 50% of the deferred underwriting fee of $3,622,500 on April 17, 2023. As a result, the deferred underwriting fee has been reduced to $805,000. The deferred underwriter fee payable was $805,000 as of September 30, 2023.

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

Underwriting Agreements

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and deferred underwriting fee. The underwriters exercised the option in full on February 28, 2022.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000, which was paid upon the closing of the Initial Public Offering.

The underwriters are also entitled to a cash deferred underwriting fee of 3.50% of the gross proceeds of the Initial Public Offering, or $8,050,000, payable to the underwriters for deferred underwriting fees. The full amount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, completion of an initial Business Combination. As the Termination Date is November 28, 2023, the deferred underwriter fee payable is classified as a current liability as of September 30, 2023.

In October 2022, one of the Company’s underwriters waived their right to 50% of the deferred underwriting fee, forfeiting $3,622,500 of their deferred underwriting fee. The underwriter has subsequently waived their remaining 50% of the deferred underwriting fee of $3,622,500 on April 17, 2023. As a result, the deferred underwriting fee payable has been reduced to $805,000 as of September 30, 2023.

Placement Services Agreement

In August 2022, the Company entered into an agreement with a Placement Agent to serve as a non-exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a nonrefundable cash fee of $500,000 and an additional cash fee of $450,000 that is contingent upon the closing of the Business Combination. On August 10, 2022, the Company has recorded the $500,000 nonrefundable cash fee within accrued expenses on the condensed balance sheets and as placement services fee expense on the statement of operations. The Company has not incurred any amounts related to the $450,000 cash fee as of September 30, 2023 and payment of such amounts are contingent upon the closing of the Business Combination.

Consulting Agreement

In June 2022, the Company entered into a consulting agreement. During the term of the agreement, the consultant (“Consultant”) will advise the Company concerning matters related to qualifying business combinations, including services such as de-SPAC readiness assessment, post transaction close preparation advisory, the overall capital markets climate related to global macroeconomic conditions, world leading exchanges, potential competitors, and general advice with respect to the business. The Company will pay the Consultant compensation in the form of $15,000 per month. Upon closing of an initial business combination, the Company will pay the Consultant a one-time success fee cash bonus of $25,000. Additionally, at the successful close of a business combination, the Company will pay a cash bonus of $50,000 if certain criteria are met for redemptions. Payment to the Consultant for any cash bonus fee is dependent upon the closing of an initial business combination. In November 2022, the Company terminated the agreement with the Consultant in accordance with the terms of the agreement. As of September 30, 2023, the Company has incurred and paid $79,353 under this agreement as of September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a total of $18,678,975 in offering costs related to the initial public offering. We paid a total of $4,600,000 in underwriting discounts, $4,736,326 in incentives to an anchor investor and $1,292,649 in actual offering costs. In addition, the underwriters agreed to defer $8,050,000 in underwriting fees (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination. The amount of deferred underwriting fee was subsequently reduced to $4,427,500 in October 2022. On April 17, 2023, the amount of deferred underwriting fee was further reduced to $805,000.

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

CLEAN EARTH ACQUISITIONS CORP.

Date: November 14, 2023		/s/ Aaron T. Ratner
	Name:	Aaron T. Ratner
	Title:	Chief Executive Officer
(Principal Executive Officer)