Form 10-K
period 2023-12-31
Alternus Clean Energy, Inc.
filed 2024-04-15
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Kingsley Park Drive, Suite 250, Fort Mill, South Carolina 29715

(803) 280-1468

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (803) 280-1468

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐    No: ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $10.43 for shares of the Registrant’s Class A common stock as reported by The Nasdaq Stock Market, was approximately $84,807,477. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on April 15, 2024 was 80,076,664.

Documents Incorporated by Reference

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Although we believe such expectations and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to successfully integrate into our business and recognize the anticipated benefits of recently completed business combinations and related transactions and generate profit from their operations;

●	changes in applicable laws or regulations;

●	a financial or liquidity crisis;

●	the effects of inflation and changes in interest rates;

●	a financial or liquidity crisis; geopolitical factors, including, but not limited to, the Russian invasion of Ukraine and the Israel-Hamas war;

●	the risk of global and regional economic downturns;

●	the projected financial information, anticipated growth rate, and our market opportunity;

●	foreign currency, interest rate, exchange rate and commodity price fluctuations;

●	various environmental requirements;

●	retention or recruitment of executive and senior management and other key employees;

●	the possibility that Alternus may be adversely affected by other economic, business, and/or competitive factors;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to manage its growth effectively;

●	our ability to achieve and maintain profitability in the future;

●	our ability to access sources of capital to finance operations and growth;

●	the success of strategic relationships with third parties;

●	the impact of reduction, modification or elimination of government subsidies and economic incentives (including, but not limited to, with respect to solar parks);

●	the impact of decreases in spot market prices for electricity;

●	dependence on acquisitions for our growth;

●	inherent risks relating to acquisitions and our ability to manage its growth and changing business;

●	risks relating to developing and managing renewable solar projects;

●	risks relating to photovoltaic plant quality and performance;

●	risks relating to planning permissions for solar parks and government regulation;

●	Alternus’ need for significant financial resources (including, but not limited to, for growth in its business);

●	the need for financing in order to maintain future profitability;

●	the lack of any assurance or guarantee that we can raise capital or meet its funding needs;

●	our limited operating history; and

●	and other factors detailed herein under the section entitled “Risk Factors.”.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein may be disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Market and Industry Data

This Annual Report on Form 10-K includes market and industry data and forecasts that Alternus has derived from publicly available information, reports of governmental agencies, various industry publications, other published industry sources and internal data and estimates. All market and industry data used herein involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Although we are responsible for the disclosure contained in this Annual Report on Form 10-K and we believe the information from industry publications and other third-party sources included herein is reliable, such information is inherently imprecise and we have not had this information verified by any independent sources. The industry in which Alternus operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section of this Annual Report on Form 10-K entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

SUMMARY OF RISK FACTORS

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under “Item 1A: Risk Factors” contained in Part I of this Annual Report on Form 10-K.

●	Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

●	Decreases in the spot market price of electricity could harm our revenue and reduce the competitiveness of solar parks in grid-parity markets.

●	Our power purchase agreements may not be successfully completed.

●	The seasonality of our Subsidiaries’ operations may materially affect our business, results of operations, cash flow, and financial condition.

●	The acquisition of renewable energy facilities or of companies that own and operate renewable energy facilities is subject to substantial risk.

●	The delay between making significant upfront investments in solar parks and receiving revenue could materially and adversely affect our liquidity, business and results of operations.

●	Solar project development is challenging and may ultimately not be successful and miscalculations in planning a project may negatively affect engineering procurement and construction (“EPC”) prices, all of which could increase the costs, delay or cancel a project, and have a material adverse effect on its business, financial condition, results of operations and profit margins.

●	Development activities may be subject to cost overruns or delays, which may materially and adversely affect our financial results and results of operations.

●	Impact of RePowerEU programme on our business and future prospects.

●	PV plants quality or PV plants performance.

●	Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned outages, reduced output, interconnection or termination issues, or other adverse consequences.

●	We and any third parties with which we do business may be subject to cyber-attacks, network disruptions, and other information systems breaches, as well as acts of terrorism or war that could have a material adverse effect on our business, NAV, financial condition, and results of operations, as well as result in significant physical damage to our renewable energy projects.

●	We depend on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

●	We are subject to risks associated with fluctuations in the prices of PV modules and balance-of-system components or in the costs of design, construction and labor.

●	Refurbishment of renewable energy facilities involve significant risks that could result in unplanned power outages or reduced output.

●	Our project operations may be adversely affected by weather and climate conditions, natural disasters and adverse work environments.

●	Business interruptions, whether due to catastrophic disasters or other events, could adversely affect Alternus’ operations, financial condition and cash flows.

●	Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

●	Fluctuations in foreign currency exchange rates may negatively affect our revenue, cost of sales and gross margins and could result in exchange losses.

●	If we fail to comply with financial and other covenants under debt arrangements, our financial condition, results of operations and business prospects may be materially and adversely affected.
●	If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders in connection with an event of default under the Solis Bond, the majority of our operating assets and related revenues and EBIDTA would be eliminated.

●	We are subject to counterparty risks under our FiT price support schemes and Green Certificates (“GC”) Schemes.

●	Our international operations require significant management resources and present legal, compliance and execution risks in multiple jurisdictions.

●	The development and installation of solar energy systems is highly regulated; we may fail to comply with laws and regulations in the countries where it develops, constructs and operates solar power projects and the government approval process may change from time to time, which could severely disrupt our business operations.

●	Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation may not continue, and changes to these regulations and policies might deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

●	Risk related to legal rights to real property in foreign countries.

●	The Company conducts its business operations globally and is subject to global and local risks related to economic, regulatory, tax, social and political uncertainties.

●	Recent increases in inflation and in the United States and internationally could adversely affect our business.

●	The solar energy industry is a new and evolving market, which may not grow to the size or at the rate we expect.

●	Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for solar energy systems does not develop or takes longer to develop than we anticipate.

●	Our business has benefited from the declining cost of solar energy system components, and might be harmed to the extent that declines in the cost of such components stabilize or that such costs increase in the future.

●	Although average selling prices of solar modules in many global markets have declined for several years, recent spot pricing for solar modules has increased, in part, due to elevated commodity and freight costs.

●	Shortages in the supply of silicon could adversely affect the availability and cost of the solar photovoltaic modules used in our solar energy systems.

●	A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations.

●	Electric utility statutes and regulations and changes to such statutes or regulations might present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

●	Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenue and net income to decline.

●	The ability to deliver electricity to our various counterparties requires the availability of and access to interconnection facilities and transmission systems.

●	We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

●	Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.

●	We may be unable to maintain the listing of our securities on Nasdaq in the future.

●	We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

●	Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

●	If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

v

PART I

Item 1. Business

Each of the terms “Alternus,” the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to Alternus Clean Energy, Inc., formerly known as Clean Earth Acquisitions Corp., and where appropriate, our wholly owned subsidiaries.

The Company

The Company was incorporated on May 14, 2021 under the laws of Delaware and currently has 28 employees; 14 employees are located Dublin, Ireland, 10 are located at the Company’s headquarters located in Fort Mill, SC, 1 remote employee in the US and 3 are located in Europe . Our employees perform various services such as business development, finance and management functions.

We are an independent clean energy producer that develops, installs, and operates a diverse portfolio of utility scale solar PV parks in North America and Europe, as long-term owners. You may also hear the term IPP, or independent power producer, to describe similar companies, however we want to focus on the clean nature of the energy generated from the solar parks we own and operate.

As a long-term owner operator, we focus on ensuring that the projects we acquire or develop and install for our own use are designed to deliver the most efficient operating results over the full project lifetime, which averages over 30 years. The solar parks benefit from long-term government offtake contracts and/or Power Purchase Agreements (“PPAs”) with investment grade off-takers with terms of 15 – 20 years, plus energy sales to local power grids, typically for 5 to 15 years at a time during the full life of the projects.

As of April 2024, we have approximately 8 operating parks, a total of 44 MWp in operation and circa $16 million in recurring annual revenues.

Business Combination with Clean Earth Acquisitions Corp.

On October 12, 2022, Clean Earth Acquisitions Corp. (“CLIN”) entered into a business combination agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023 (the “Closing”). In accordance with the Business Combination Agreement, Clean Earth issued 57,500,000 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

Business Model

As a vertically integrated business, Alternus operates across all key segments of the solar project development life cycle from ‘greenfield’ planning and permitting phases, through to construction and long-term revenue and margin generation from sales of energy to customers. This integration of activities under one common ownership and management creates a ‘production line’ of new projects supporting organic growth, and visibility of pipeline, in the business going forward. This business model is designed to lock in lasting shareholder value by significantly reducing capex for newly developed projects, and lowering acquisition costs for acquired projects at pre-operation from other market participants.

The earlier in the cycle that we acquire new solar projects means we retain more of the project market value created as it passes each milestone. If we acquire projects further along the value chain then we pay more capital (and value) out to third parties for those projects. The value creation at each stage results from the de-risking of the projects as they get closer to operation and as a result, attract higher valuations at the later stages as the project risk declines.

Alternus Clean Energy Project Stage Classification

This method of operation is designed to bring the value created during the development cycle directly to Alternus, thereby reducing capital expenditure requirements to build out a larger portfolio, as the cost of acquisition and value captured can be reinvested in future growth. In addition, it provides greater certainty of future revenue streams as the projects owned today reach planned operation dates in the future. This is what drives the stair step revenue growth in the business. As of the date of this Annual Report, Alternus owns 533MW of projects in the development phase, all of which are expected to reach full operation and revenue generation over the next three to four years, in line with industry norms.

Alternus generates its new project pipeline by working closely with a cultivated network of local and international project development partners that provide a continuous pipeline of new projects for acquisition and construction.

We believe that a benefit of being a long-term owner of these projects is the stairstep long term recurring income created from the stable and predictable income streams as the cumulative operational portfolio grows. Every time we add a new project into the portfolio, we get a potential lift in long term incomes that then accumulates each time. Other participants in our market sometimes ‘build-to-sell’ the projects they develop and/or install, making their annual numbers more one-off and volatile. Our business model is designed to steadily add long-term income, locking in sustainable returns and value for shareholders as we stair step up growth.

Organization structured as focused expert teams.

In order to maximize the value created from this integrated project approach, Alternus is structured into three operating groups, reflecting each of the project development phases — development, installation, operation. Each operating group brings decades of experience and expertise to their respective segment and allows them to operate independently as required, to achieve greatest cost efficiencies and market focus, but with the coordination and support of a larger organization behind them. The operating groups are supported by specialist in-country management and corporate functions to ensure best overall collaboration to a common goal of long-term project ownership across multiple countries.

Revenue model

Alternus has a straight-forward revenue model. The sun shines on the panels in the parks and the clean energy produced is delivered directly to national utility power grids. Revenues are generated by multiplying the energy produced – measured in megawatt hours (MWh) – by the rate received for these hours. The rates received from either local government or investment grade commercial customers are either contracted under long term contracts - typically 10 to 15 years – or from local energy markets at the rates prevailing as the energy is delivered. At any one time, Alternus aims to have approximately 70% of the energy rates contracted long term. This revenue mix approach creates high margin and long-term predictable income streams that provides us with more flexible debt options that we deploy in ways to maximize returns on equity.

The following chart illustrates our revenue model, although there can be no assurance that we will achieve these results:

Vision and Strategy

The Company aims to become one of the leading producers of clean energy in Europe and the US by 2030 and to have commenced delivery of 24/7 clean energy to national power grids. The Company’s business strategy of developing to own and operate a diverse portfolio of solar PV assets that generate stable long-term incomes, in countries which currently have unprecedented positive market forces, positions us for sustained growth in the years to come.

To achieve its goals, the Company intends to pursue the following strategies:

●	Continue our growth strategy which targets acquiring independent solar PV projects that are in development, in construction, newly installed or already operational, in order to build a diversified portfolio across multiple geographies;

●	Developer and Agent Relationships: long term relationships with high-quality developer partners, both local and international, can reduce competition in acquisition pricing and provide the Company with exclusive rights to projects at varying stages of development. Additionally, the Company works with established agents across Europe. Working with both groups provides the Company with an understanding of the market and in some cases enables it to contract for projects at the pre- market level. This allows the Company to build a structured pipeline of projects in each country where it currently operates or intends to operate.

●	Expand our pan-European IPP portfolio in regions with attractive returns on investments, and increase the Company’s long-term recurring revenue and cash flow;

●	Long-term FIT (feed-in tariff) contracts combined with the Company’s efficient operations are expected to provide for strong and predictable cash flows from projects and allow for high leverage capacity and flexibility of debt structuring. Our strategy is to reinvest of project cash flows into additional solar PV projects to provide non-dilutive capital for Alternus to “self-fund” organic growth;

●	Optimization of financing sources to support long-term growth and profitability in a cost-efficient manner;

●	As a renewable energy company, we are committed to growing our portfolio of clean energy parks across Europe in the most sustainable way possible. The Company is highly aware and conscious of the ever growing need to mitigate the effects of climate change which is evident by its core strategy. As the Company grows, it intends to establish a formal sustainability policy framework in order to ensure that all project development is carried out in a sustainable manner mitigating any potential local and environmental impacts identified during the development, construction and operational process.

Given the long-term nature of our business, the Company does not operate its business on a quarter-by-quarter basis, but rather, with long-term shareholder value creation as a priority. The Company aims to maximize return for its shareholders by developing its own parks from the ground up and/or acquiring projects during the development cycle, installation stage, or already operational.

On some projects, the Company will look to provide construction management (EPCM) services in-house where the margins normally paid to third parties can be retained in the group and reinvested into new projects reducing the need for additional equity issuances.

We intend that the parks we own and operate will have a positive cash flow with long-term income streams at the lowest possible risk. To this end we use Levelized Cost of Energy (“LCOE”) as a key criterion to ranking the projects we consider for development and/or acquisition. The LCOE calculates the total cost of ownership of the parks over their expected life reflected as a rate per megawatt hour (MWh). Once the income rates for the selected projects are higher than this rate, the project will be profitable for its full life — including initial capex costs. The Company will continue to operate with this priority as we continue to invest in internal infrastructure and additional solar PV power plants to increase installed power and resultant stable long-term revenue streams.

Our Operating Subsidiaries

As of the date of filing, the Company is a holding company that operates through 8 operating subsidiaries, as listed in Exhibit 21.1 to this Annual Report.

Competitive Strengths

The Company believes the following competitive strengths have contributed and will continue to contribute to its success:

●	The Company is a clean energy owner operator at its core and therefore comfortable in operating across all aspects of the solar PV project value chain from development and installation through to long term operational ownership. This is as opposed to simply buying operating parks where higher levels of competition exist from market participants — such as specialist investment funds — with lower costs of capital are more prominent.

Entering at earlier stages of the value chain allows Alternus opportunities to build and/or acquire projects earlier in the process and to lock out these types of competitors in certain situations;

●	The Company’s existing owned and contracted solar PV projects pipeline — over 1.5GW as of the date of this Annual Report — provides it with clear and actionable opportunities to grow power generation and earnings in the near term.

About 50% of planned growth to 2026 is already owned or contracted today and is driven by some of our development projects reaching production in the period and also by current contracted acquisitions completing as we expect;

●	We believe that being a long-term owner operator of renewable projects is an important distinction for Alternus in the marketplace. As a long term owner, we focus on ensuring that the parks we own are designed for the most efficient operations and built to last and built to sell to other parties that require shorter term investment returns as an example.

This approach, we believe, makes us more attractive to our developer partners in-country who want a partner that has a repeat nature and one that’s obviously also more flexible in the approach and more in tune with the realities of project development than funds or larger participants typically are.

In addition, we believe this also makes it very attractive to both banks and local governments who prefer long-term focused market participants, as it prevents them from having to deal with multiple owners over time, which we believe has become a benefit for Alternus over single project developers in certain markets, when competing projects may be chasing the same grid connections, for example;

●	The Company’s track record of identifying and entering new countries, coupled with our on-the-ground capabilities and cultivated network of development partners gives us potential competitive advantages in developing and operating solar parks across Europe and the US;

●	The Company is technology and supplier agnostic and as such has the flexibility to choose from a broad range of leading manufacturers, top tier advisors and suppliers and equipment vendors around the globe that should allow us to continue to benefit from falling component and service costs; and

●	The Company is led by a highly experienced management team and supported by strong, localized execution capabilities across all key functions and locations.

Competitive Landscape

Energy generation is a capital-intensive business with numerous industry participants. The Company competes to acquire solar PV parks and project rights with other renewable energy developers, IPPs and financial investors based on the cost of capital, development expertise, pipeline, price, operations and management expertise, global footprint, brand reputation and the ability to monetize green attributes of renewable power.

As such the Company faces significant competition in two distinct areas, specifically projects in the installation and operational phase. Each segment has different competitors due to the nature of market participants as outlined below.

●	Contracted means that binding contracts or share purchase agreements (SPAs) have been signed. Closing of the transaction therefore is subject to the projects achieving the conditions precedent to complete the acquisition and or suitable financing.

Competitor Type		Competitor Strength		Competitor Weakness		How the Company Competes
● ●	Pension Funds Insurance Companies	● ●	Lower cost of capital Large funds available to deploy	●	Tend to focus exclusively on acquiring operational parks (even if just completed)	●	Focus on fragmented mid-size solar PV segment

● ●	Other energy Companies Specialist Investment Funds	●	May also commission projects to be constructed for them — but large ones	● ●	Generally, will not take any construction or development risk Only acquire large scale projects due to minimum transaction size requirement	●	Entering the PV value cycle earlier with niche and strategic partners, thereby locking competitors out of projects the Company acquires from small developer partners who cannot access these competitors due to their size

				● ●	May or may not take construction or development risk Smaller operators will have similar cost of capital as Alternus	●	Provide minimum purchase commitments of developed projects under exclusive right of first refusal contracts that locks out other potential competitors.

Notwithstanding the above, it is management’s belief that the solar PV market is experiencing high growth on a global level. There is also an increasing demand for projects from both government and corporations. Although there are many competitors and participants in this environment, there does not appear to be significant industry consolidation and it remains a very fragmented market.

With the Company’s established niche focus on partner and project acquisition, we believe that we currently compete effectively in the markets we engage in. In addition, the Company believes that our current growth strategy as well as being a public reporting company, we will have opportunities to consolidate certain market participants and segments in certain geographies over time that may not be available to other participants not similarly situated. If successful, the Company’s market position will be further enhanced, and we can sustain competitiveness in the medium to long term.

Nevertheless, the Company expects to face increased competition in all aspects of its business, target markets and industry segments, financing options, and partner availability as markets mature as countries reach their targeted renewable energy generation.

The Market

Alternus currently operates in two key regions, Europe and the United States. Both regions are currently experiencing unprecedented market forces creating a generational opportunity as the world continues its world is on a one- time, permanent transition from fossil to clean energy.

The same drive is now seen in the US where the Inflation Reduction Act supported renewables through tax equity extensions and increases in order to grow the renewable significantly by 2030.

It’s not just about climate anymore in Europe, it is now also all about energy independence, driven by the recent geopolitical turmoil in the region. This is encapsulated in the comment by Mrs. von der Leyen, President of the European Commission who states that “Energy security is one of the most pressing topics for Europe. The EU will diversify away from Russian fossil fuels and will invest heavily in clean renewable energy.” Renewables in Europe are in a clear direction of growth, with forecasted growth targets being over four times the current size by just 2030. The EU has unveiled massive support packages, both financial and regulatory, to speed up this deployment.

Given our transatlantic operations, integrated operating model and strong execution track record, management coupled with long-term ownership and stable, predictable income streams, management believes that Alternus represents an attractive opportunity for investors on both sides of the Atlantic to actively participate in both the European and American energy transitions.

Solar Continues Strong Growth as Leading and Lowest Cost Renewable Source

In 2021, 167.8 GW of solar capacity was grid-connected globally, a 21% growth over the 139.2 GW added the year before, establishing yet another global annual installation record for the sector. This brings the total operating solar fleet to 940 GW by the end of 2021, with the Terawatt milestone already achieved in May 2022.

This remarkable growth has no match among any other power generation technology. Out of the over 300GW of new global renewable power generating capacity, solar alone installed more capacity than all other renewable technologies combined, claiming a share of 56%. Solar also deployed more capacity than all fossil fuel power generation technologies together in 2021. At the same time, however, solar still meets only a small share of around 4% of the global electricity demand, while over 70% is provided by non- renewable sources, according to Solar Power Europe in their Global Outlook for Solar Power 2022-2026, published in May 2022.

Solar’s success story over other technologies has many reasons, but a key factor is its steep cost reduction curve over the last decade, which has made solar the global cost leader. While the cost of solar has been lower than fossil fuel generation and nuclear for several years, it is also now lower than wind in many regions around the world. The Levelised Cost of Energy (LCOE) analysis, version 15.0, published in October 2021 by US investment bank Lazard, shows how the downward trip of utility-scale solar cost has progressed by a further 3% compared to the previous year. The spread with conventional generation technologies is widening, considering that the cost of gas and nuclear went up. Solar’s cost decrease has truly been extraordinary: compared to 2009 solar power generation cost has decreased by 90%.1

[1]	SolarPower Europe (2022): Global Market Outlook for Solar Power 2022-2026. — May 2022

Solar electricity generation cost in comparison with conventional power sources 2021

Global Solar Market Developments 2023 to 2026

The mid-term global economic outlook is hard to predict and will depend a lot on the development of the war in Ukraine. The IMF forecasted in its April- released World Economic Outlook ‘War Sets Back the Global Recovery’ that global growth will slow from 6.1% in 2021 to 3.6% in 2022 and 2023, and further decrease beyond. Still, the world should see very strong demand for solar for the four years starting from 2023 to 2026, as this clean technology not only offers a price hedge, but also energy security on the national and individual levels, this according to Solar Power Europe in their Global Market Outlook for Solar Power 2022-2026.

The strong growth on the demand side is expected to be facilitated by massive new production capacity expansions across the solar value chain coming online, including silicon. Every serious PV manufacturer seems to invest in additional capacities, while newcomers are entering the space, and investors seriously look into it. Beyond the Chinese leaders getting even larger, global trade frictions, increasingly ESG related, are feeding the narrative for local production hubs as the importance of solar as a key technology for more energy independence is increasingly understood by policy makers.

Seasonality and Resource Availability

The amount of electricity produced, and revenues generated by, the Company’s solar generation facilities is dependent, in part, on the amount of sunlight, or irradiation, where the assets are located. As shorter daylight hours in winter months result in less irradiation, the electricity generated by these facilities will vary depending on the season.

Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As the majority of the Company’s solar power plants are located in the Northern Hemisphere (Europe) the Company expects its current solar portfolio’s power generation to be at its lowest during the first and fourth quarters of each year.

Therefore, the Company expects its first and fourth quarter solar revenue to be lower than in other quarters. As a result, on average, each solar park generates approximately 15% of its annual revenues in Q1 every year, 37% in each of Q2 and Q3, and the remaining 11% in Q4. The Company’s costs are relatively flat over a year, and so it will always report lower profits in Q1 and Q4 as compared to the middle of the year.

Our Portfolio

Alternus owns a diversified portfolio of solar PV parks in both the United States and Europe. The portfolio is at various stages in the solar value chain with 44MWp operating and generating revenues, c. 45MWp currently in construction and c. 257 MWp expected to reach construction ready status in 2024 and start generating revenues during 2025. The remaining 224MWp of development projects are expected to reach construction ready status after 2024.

The Company’s operating portfolio consists of over eight owned and operational parks in Romania and the United States, totaling 44MWp of installed capacity. The Romanian parks operate under a “green certificate” government incentive scheme over a minimum of 15 years whereby the projects earn a certain number of Green Certificates (GC’s) for the energy produced that are then subsequently sold to the Romanian energy market. Approximately six GC’s are earned for every MWh produced at a price of 29.4 € per MWh. In addition to the GC income, the parks also earn additional income in the Romania energy market for the same energy produced, or under PPA contracts with local energy companies, from rates prevailing at the time the energy is delivered to the grid.

Our US projects benefit from a long term contract of 35-years for 100% of the energy produced and delivered at an equivalent rate of $75 per MWh.

The following table lists the owned portfolio and under contract solar PV parks as of the date of this Annual Report:

	MWs owned
Country	(Installed and operational)	(In development and under construction)	Total (MW)
Romania	40.1	--	40.1
Italy	--	210.0	210.0
Spain	--	257.0	257.0
United States	3.8	59.2	63.0
Total	43.9	526.2	570.1

Government Regulations

Environmental

The Company is subject to environmental laws and regulations in the jurisdictions in which it owns and operates renewable energy facilities. These laws and regulations generally require that governmental permits and approvals be obtained and maintained both before construction and during operation of these renewable energy facilities. The Company incurs costs in the ordinary course of business to comply with these laws, regulations and permit requirements. The Company does not anticipate material capital expenditures for environmental compliance for its renewable energy facilities in the next several years. While the Company does not expect that the costs of compliance would generally have a material impact on its business, financial condition or results of operations, it is possible that as the size of its portfolio grows, it may become subject to new or modified regulatory regimes that may impose unanticipated requirements on the business as a whole that the Company did not anticipate with respect to any individual renewable energy facility. Additionally, environmental laws and regulations frequently change and often become more stringent, or subject to more stringent interpretation or enforcement, and therefore future changes could require the Company to incur materially higher costs which could have a material negative impact on its financial performance or results of operations.

Regulatory Matters, Government Legislation and Incentives

In Romania, Italy, Spain and the United States, the Company is generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant FiT or other governmental incentive programs (including the FiT rates); however, it is not subject to regulation as a traditional public utility (i.e., regulation of its financial organization and rates other than FiT rates).

As the size of the Company’s portfolio grows, or as applicable rules and regulations evolve, it may become subject to new or modified regulatory regimes that may impose unanticipated requirements on the business as a whole that were not anticipated with respect to any individual renewable energy facility. Any local, state, federal or international regulations could place significant restrictions on the Company’s ability to operate its business and execute its business plan by prohibiting or otherwise restricting the sale of electricity. If the Company was deemed to be subject to the same state, federal or foreign regulatory authorities as traditional utility companies, or if new regulatory bodies were established to oversee the renewable energy industry in Europe or in international markets, its operating costs could materially increase, adversely affecting results of operations.

The Company has established various incentives and financial mechanisms to reduce the cost of renewable energy and to accelerate the adoption of PV solar and other renewable energies in each of the countries in which the Company operates. These incentives include tax credits, cash grants, favorable tax treatment and depreciation, rebates, GCs, net energy metering programs, FiTs, other governmental incentive programs and other incentives. These incentives help catalyze private sector investments in renewable energy and efficiency measures. Changes in the government incentives in each of these jurisdictions could have a material impact on the Company’s financial performance.

Implications of Being an “Emerging Growth Company”

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies.

These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of certain reduced reporting requirements in this Annual Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

Corporate Information

We were originally known as Clean Earth Acquisitions Corp. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023 (the “Special Meeting”), we consummated the Business Combination. In connection with the Closing, we changed our name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

Our principal executive offices are located at 360 Kingsley Park Drive, Suite 250, Fort Mill, South Carolina 29715. Our main telephone number is (803) 280-1468. Our website is https://alternusce.com/.

Available Information

Our website address is https://alternusce.com/. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1a. Risk Factors.

Investing in us involves a high degree of risk. Before you invest in us, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Annual Report on Form 10-K. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, and the other financial information concerning us included elsewhere in this Annual Report on Form 10-K.

We cannot assure you that we will achieve or maintain profitability and our auditor has expressed substantial doubt about our ability to continue as a going concern.

We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur accounting, legal and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business, and otherwise implement our growth initiatives.

The financial statements included with this Annual Report have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities and/or other financing activities. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

We believe that our substantial indebtedness will increase as an independent power producer (“IPP”). As of December 31, 2023, we had $198.4 million in outstanding short-term borrowing. It is likely that we will continue to be highly leveraged. The degree to which we remain leveraged could have important consequences to stockholders of the Company, including, but not limited to:

●	making it more difficult for the Company to satisfy its obligations with respect to its other debt and liabilities;

●	increasing the Company’s vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

●	requiring the dedication of a substantial portion of the cash flow of the Company from operations to the repayment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow and limiting the ability to obtain additional financing to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes, such as payments to suppliers for PV modules and balance-of-system components and contractors for design, engineering, procurement, and construction services;

●	limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the competitive environment and the industry in which it operates; and

●	placing the Company at a competitive disadvantage as compared to its competitors, to the extent that they are not as highly leveraged.

If the Company incurs new debt or other obligations, the related risks the Company now faces, as described in this risk factor and elsewhere in these “Risk Factors,” could intensify.

Our business as an independent power producer requires significant financial resources, and our growth prospects and future profitability depends to a significant extent on the availability of additional funding options with acceptable terms. If we do not successfully undertake subsequent financing plan(s), it may have to sell certain of its solar parks.

Our principal resources of liquidity to date have been cash from its operations and borrowings from banks and its shareholders. We have leveraged bank facilities in certain countries in order to meet working capital requirements for its activities. Our principal use of cash has been for pipeline development, working capital, and general corporate purposes.

We will require significant amounts of cash to fund the acquisition, development, installation, and construction of our projects and other aspects of our operations. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions it may decide to pursue in order to remain competitive. Historically, we have used bank loans, bridging loans, and third-party equity contributions to fund its project acquisition and development. We expect to seek to expand our business with third-party financing options, including bank loans, equity partners, financial leases, and securitization. However, it cannot be guaranteed that we will be successful in locating additional suitable sources of financing in the time periods required or at all, or on terms or at costs that it finds attractive or acceptable, which may render it impossible for us to fully execute our growth plan.

Any debt financing may require restrictive covenants and additional funds may not be available on terms commercially acceptable to us, vis-à-vis  acquired assets and subsidiaries. Failure to manage discretionary spending and raise additional capital or debt financing as required may adversely impact our ability to achieve our intended business objectives.

We are a holding company that relies on distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We have no direct operations and derive all our revenue and cash flow from our subsidiaries. Because we conduct our operations through subsidiaries, we depend on those entities for payments or distributions in order to meet our obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay us and adversely affect our operations.

The reduction, modification or elimination of government subsidies and economic incentives may reduce the economic benefits of existing solar parks and the opportunities to develop or acquire suitable new solar parks.

Government subsidies and incentives have primarily been in the form of FiT price support schemes, tax credits, net metering, and other incentives to end-users, distributors, system integrators and manufacturers of solar energy products. The availability and size of such subsidies and incentives depend, to a large extent, on political and policy developments relating to environmental concerns in a given country. Changes in policies could lead to a significant reduction in, or discontinuation of, the support for renewable energies in such country, which could, in turn, have a material adverse effect on our business, financial condition, results of operations, and prospects.

Decreases in the spot market price of electricity could harm our revenue and reduce the competitiveness of solar parks in grid-parity markets.

The price of electricity from our solar parks is fixed through PPAs or FiTs for a majority of its owned capacity. A FiT is a policy designed to support the development of renewable energy sources by providing a guaranteed, above-market price for producers. FiTs usually involve long-term contracts, anywhere from 15 to 20 years, whereas the PPAs that currently provide the additional revenue are typically renewed and may be terminated annually. In countries where the price of electricity is sufficiently high such that solar parks can be profitably developed without the need for government price supports, solar parks may choose not to enter into PPAs and would instead sell based on the spot market price of electricity. Revenue for our solar parks in Italy and Romania could fluctuate with the electricity spot market after the expiration of any PPA, unless it is renewed. The market price of electricity can be subject to significant fluctuations.

Decreases in the spot price of electricity in such countries could render PV energy less competitive compared to other forms of electricity. Thus, the spot market price of electricity may have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Our power purchase agreements may not be successfully completed.

Payments by power purchasers under a PPA may provide the majority of a Subsidiary’s or a project’s cash flows. There can be no assurance that any or all of the power purchasers will fulfill their obligations under their PPAs or that a power purchaser will not become bankrupt, or that upon any such bankruptcy, its obligations under its respective PPA will not be rejected by a bankruptcy trustee. There are also additional risks relating to PPAs, including the occurrence of events beyond the control of a power purchaser that may excuse it from its obligation to accept and pay for the delivery of energy generated by the project company’s plant. The failure of a power purchaser to fulfill its obligations under any PPA or the termination of any PPA may have a material adverse effect on the respective project or project company and therefore on us.

The seasonality of our Subsidiaries’ operations may materially affect our business, results of operations, cash flows, and financial condition.

The energy production industry is subject to seasonal variations as well as other significant events. For instance, the amount of electricity and revenues generated by our solar generation facilities is dependent in part, on the amount of sunlight, or irradiation, where the assets are located. Due to shorter daylight hours in winter months, there is less irradiation and the generation produced by these facilities will vary depending on the season.

The seasonality of our energy production may create increased demands on liquidity during periods when cash generated from operating activities are lower and we may also require additional equity or debt financing to maintain its solvency, which may not be available when required or available on commercially favorable terms. Thus, the Company may struggle to maintain sufficient financial liquidity to absorb the impact of seasonal variations in energy productions. Other significant events and seasonal variations may adversely affect the Company’s business, results of operations, cash flows, and financial condition.

The acquisition of renewable energy facilities or of companies that own and operate renewable energy facilities is subject to substantial risk.

A significant part of our business model has been to acquire new renewable energy facilities and companies that own and operate renewable energy facilities. Acquisition of renewable energy facilities or of companies that own and operate renewable energy facilities is subject to substantial risk. While we believe that we have performed adequate due diligence on prospective acquisitions, we may not have been able to discover all potential operational deficiencies in such renewable energy facilities. In addition, our expectations for the operating performance of newly constructed renewable energy facilities as well as those under construction are based on assumptions and estimates made without the benefit of an operating history.

If we consummate any future acquisition, in line with our business model, our capitalization and results of operations may change significantly, and shareholders will generally not have the opportunity to evaluate the economic, financial and other relevant information that we consider in determining the application of these funds and other resources. As a result, the consummation of acquisitions may have a material adverse effect on the our business, financial condition, results of operations and cash flows.

Further, we may not be able to successfully integrate acquired businesses and, where desired, their product portfolios, and therefore the Company may not be able to realize the intended benefits of such acquisitions. The failure to integrate acquired businesses effectively may adversely impact the our business, results of operations or financial condition.

The delay between making significant upfront investments in solar parks and receiving revenue could materially and adversely affect our liquidity, business and results of operations.

There are generally multiple months between the initial significant upfront investments in solar parks, solar park development and obtaining permits to build solar parks which we expect to own and operate and when we begin to receive revenues from the sale of electricity generated by such solar parks after grid connection. Historically, we have relied on third-party equity contribution, bridging and bank loans to pay for costs and expenses incurred during project development, especially to third parties for PV modules and balance-of-system components and EPC and O&M services. Such investments may be non-refundable. Solar parks typically generate revenue only after becoming commercially operational and once they are able to sell electricity to the power grid. Between our initial investments in the development of solar parks (through its model of working with local developers) and their connection to the transmission grid, there may be adverse developments impacting such solar parks. The timing gap between its upfront investments and actual generation of revenue, or any added delay due to unforeseen events, could put strains on our liquidity and resources and materially and adversely affect its profitability and results of operations.

We may experience delays related to developing and maintaining renewable energy projects.

Development of solar power projects can take many months or years to complete and may be delayed for reasons beyond its control. Development usually requires a company to make some up-front payments for, among other things, land/rooftop use rights and permitting in advance of commencing construction, and revenue from these projects may not be recognized for several additional months following contract signing. Furthermore, we may become constrained in our ability to simultaneously fund other investments in such projects.

Development, operation and maintenance of renewable energy projects and related infrastructure expose us to numerous risks, including construction, environmental, regulatory, permitting, commissioning, start-up, operating, economic, commercial, political and financial risks. This involves risks of failure to obtain or substantial delays in obtaining: (i) regulatory, environmental or other approvals or permits; (ii) financing; (iii) leasing; and (iv) suitable equipment supply, operating and off-take contracts. Moreover, renewable energy assets are subject to energy regulation and require governmental licenses and approval for their operation. The failure to obtain, maintain or comply with the licenses and approvals relating to our assets and the resulting costs, fines and penalties, could materially and adversely affect our ability to operate the assets. Renewable energy projects also require significant expenditure before the assets begin to generate income and often require long-term investment to enable projects to generate expected levels of income. The development of solar power projects also requires significant management attention to negotiate the terms of engagement and monitor the progress of the projects which may divert management’s attention from other matters.

Solar project development is challenging and may ultimately not be successful and miscalculations in planning a project may negatively affect engineering procurement and construction (“EPC”) prices, all of which could increase the costs, delay or cancel a project, and have a material adverse effect on its business, financial condition, results of operations and profit margins.

The development of solar projects involves numerous risks and uncertainties and requires extensive research, planning and due diligence. We may be required to incur significant amounts of capital expenditure for land/rooftop use rights, interconnection rights, preliminary engineering, permits, legal and other expenses before we can determine whether a solar power project is economically, technologically or otherwise feasible. Success in developing a solar power project is contingent upon, among other things:

●	securing investment or development rights;

●	securing suitable project sites, necessary rights of way, satisfactory land/rooftop use or access rights in the appropriate locations with capacity on the transmission grid and related permits, including completing environmental assessments and implementing any required mitigation measures;

●	rezoning land, as necessary, to support a solar power project;

●	negotiating satisfactory EPC agreements;

●	negotiating and receiving required permits and approvals for project development from government authorities on schedule;

●	completing all required regulatory and administrative procedures needed to obtain permits and agreements;

●	procuring rights to interconnect the solar power project to the electric grid or to transmit energy;

●	paying interconnection and other deposits, some of which are non-refundable;

●	signing grid connection and dispatch agreements, power purchase agreements, or PPAs, or other arrangements that are commercially acceptable, including adequate for providing financing;

●	obtaining project financing, including debt financing and own equity contribution;

●	negotiating favorable payment terms with suppliers; and

●	completing construction on schedule in a satisfactory manner.

Successful completion of a particular solar project may be adversely affected by numerous factors, including without limitation:

●	unanticipated changes in project plans or defective or late execution;

●	difficulties in obtaining and maintaining governmental permits, licenses and approvals required by existing laws and regulations or additional regulatory requirements not previously anticipated;

●	potential challenges from local residents, environmental organizations, and others who may not support the project;

●	uncertainty in the timing of grid connection;

●	the inability to procure adequate financing with acceptable terms;

●	unforeseeable engineering problems, construction or other unexpected delays and contractor performance shortfalls;

●	labor, equipment and materials supply delays, shortages or disruptions, or work stoppages;

●	adverse weather, environmental and geological conditions, force majeure and other events outside of owner’s control; and

●	cost overruns, due to any one or more of the foregoing factors.

Accordingly, some of the solar power projects in our pipeline may not be completed or even proceed to construction. If several solar power projects are not completed, our business, financial condition and results of operations could be materially and adversely affected.

Development activities may be subject to cost overruns or delays, which may materially and adversely affect our financial results and results of operations.

Development of our solar power projects may be adversely affected by circumstances outside of its control, including inclement weather, a failure to receive regulatory approvals on schedule or third-party delays in providing solar modules, inverters or other materials. Obtaining full permits for solar power projects is time consuming and we may not be able to meet the expected timetable for obtaining full permits for solar power projects in the pipeline. In addition, we usually rely on external contractors for the development and construction of solar power projects and may not be able to negotiate satisfactory agreements with them. If contractors do not satisfy their obligations or do not perform work that meets our quality standards or if there is a shortage of third-party contractors or if there are labor strikes that interfere with the ability of employees or contractors to complete their work on time or within budget, we could experience significant delays or cost overruns. Changes in project plans or designs, or defective or late execution may increase our costs and cause delays. Increases in the prices of solar products and balance-of-system components may increase procurement costs. Labor shortages, work stoppages or labor disputes could significantly delay a project or otherwise increase costs. In addition, delays in obtaining, our inability to obtain, or a lack of proper construction permits or post-construction approvals could delay or prevent the construction of solar power projects, commencing operation and connecting to the relevant grid.

We may not be able to recover any of these losses in connection with construction cost overruns or delays. In addition, in certain cases of delay, we might not be able to obtain any FiT or PPA at all, as certain FiTs or PPAs require that it connects to the transmission grid by a certain date. A reduction or forfeiture of FiT or PPA payments would materially and adversely affect the financial results and results of operations for that solar power project.

Impact of RePowerEU programme on our business and future prospects.

In May 2022, the European Commission published “REPowerEU”, billed as “a plan to rapidly reduce dependence on Russian fossil fuels and fast forward the green transition”. The plan involves a number of initiatives to achieve this goal, including energy savings, identifying alternative sources of natural gas procurement like LNG imports, and expanded use of heat pumps in buildings. But the largest and most ambitious portion of the plan involves a “massive scaling up and speeding up of renewable energy in power generation, industry, buildings, and transport.” Such a large and ambitious plan comes with numerous associated risks and uncertainties as further described below.

Specifics related to accelerated renewable deployment include:

●	A dedicated EU Solar Strategy to double solar photovoltaic capacity by 2025 and install 600 GW by 2030 (in other words, building the same amount of solar in Europe in the next 3 years as built in the last 20)

●	This growth strategy will increase the solar industries’ dependency on raw materials and components being sourced from outside Europe. Diversification of the supply chain may delay implementation and increase costs. Additionally, implementation may result in political and regulatory bottlenecks at the country level with key stakeholder support critical within individual markets, which may be difficult to achieve.

●	A commission recommendation to tackle slow and complex permitting for major renewable energy projects, and recognition of renewable energy as an overriding public interest. This includes proposals to cut the permitting time for major renewable projects by half and a targeted amendment to the Renewable Energy Directive to recognize renewable energy as an overriding public interest;

●	The Renewable Energy Directive is applied differently across member states which could prove to be a barrier in tackling development timelines. Additionally, permitting is just one component of the project development cycle. Significant infrastructural upgrades such as those envisaged under major renewable energy projects, for example increasing grid availability may take longer than expected within the individual markets which reduces grid capacity in the medium term. This may affect the Company’s planned developments depending on the market, particularly those projects which are in the early stages of development.

●	Dedicated “go-to” areas for renewables to be put in place by member states, with shortened and simplified permitting processes in areas with lower environmental risks. The commission is making available datasets for its digital mapping tool to help member states quickly identify such “go-to” areas.

●	We may not have any development projects located in these “go-to” areas, and we would therefore not benefit from the shortened and simplified permitting processes.

PV plants quality or PV plants performance.

Insufficient quality of installed solar modules and other equipment resulting in faster than estimated degradation may lead to lower revenues and higher maintenance costs, particularly if the product guarantees have expired or the supplier is unable or unwilling to respect its obligations. Even well-maintained high-quality PV solar power plants may, from time to time, experience technical breakdown. Furthermore, widespread PV plant failures may damage our market reputation, reduce its market share and cause a decline of construction projects. Although a defect in our PV plants may be caused by defects in products delivered by its sub-suppliers which are incorporated into its PV plants, there can be no assurance that we will be entitled to or successful in claiming reimbursement, repair, replacement or damages from its sub-suppliers relating to such defects.

Our holding companies have a significant number of foreign subsidiaries with whom they have entered into many related party transactions. The relationship of such holding companies with these entities could adversely affect us in the event of their bankruptcy or similar insolvency proceeding.

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support solar energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards or feed-in-tariffs, or the imposition of additional taxes or other assessments on solar energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new solar energy projects, our abandoning the development of solar energy projects, a loss of our investments in solar energy projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The federal government and a majority of state governments in the United States provide incentives, such as tax incentives, renewable portfolio standards or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

For example, in Q4 2022, the Polish parliament unilaterally decided to implement a lower price cap rather than the proposed European Commission recommended price cap. This specific price cap, in addition to the uncertainty created by differing government guidance and subsequent amendments to the timing and implementation of the price cap, had a material adverse impact on the ability of Alternus to optimize the government linked Contracts for Difference (CfD) scheme on certain Polish projects it intended to acquire, which in turn significantly reduced the forecasted revenues for the Polish solar park portfolio in the near term. As a result of the above, and combined with other factors, we were unable to close this acquisition within the expected time frame. It is possible that policy changes such as these may continue or be adopted by other countries in the future such that they could materially adversely affect our business, financial condition, results of operations and prospects.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”). For our US operations, we expect to claim ITCs with respect to qualifying solar energy projects. In this we may also structure tax equity partnerships, and may rely upon applicable tax law and published Internal Revenue Service (“IRS”) guidance. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which Department of Treasury regulations (“Treasury Regulations”) are forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The Department of Treasury is expected to issue Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and Department of Treasury may modify existing guidance, possibly with retroactive effect. Any of the foregoing items could reduce the amount of ITCs or, if applicable, PTCs available to us and/or our tax equity partners. In this event, we could be required to adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned outages, reduced output, interconnection or termination issues, or other adverse consequences.

There are risks associated with the operation of our projects. These risks include:

●	greater or earlier than expected degradation, or in some cases failure, of solar panels, inverters, turbines, gear boxes, blades, and other equipment;

●	catastrophic events, such as fires, earthquakes, severe weather, tornadoes, ice or hail storms or other meteorological conditions, landslides, and other similar events beyond our control, which could severely damage or destroy a project, reduce its energy output, result in property damage, personal injury, or loss of life, or increase the cost of insurance even if these impacts are suffered by other projects as is often seen following events like high-volume wildfire and hurricane seasons;

●	technical performance below projected levels, including the failure of solar panels, inverters, gear boxes, blades, and other equipment to produce energy as expected, whether due to incorrect measures of performance provided by equipment suppliers, improper operation and maintenance, or other reasons;

●	increases in the cost of operating the projects, including costs relating to labor, equipment, unforeseen or changing site conditions, insurance, regulatory compliance, and taxes;

●	the exercise by PPA counterparties of options present in certain PPAs to purchase the underlying project for a fixed price that may be lower than the fair market value or our NAV attributable to such project at such time;

●	storm water or other site challenges;

●	the discovery of unknown impacts to protected or endangered species or habitats, migratory birds, wetlands or other jurisdictional water resources, and/or cultural resources at project sites;

●	the inability to sell power following the termination of offtake contracts;

●	errors, breaches, failures, or other forms of unauthorized conduct or malfeasance on the part of operators, contractors, or other service providers;

●	cyber-attacks targeted at our projects as a way of attacking the broader grid or the ISO, or a failure by us or our operators to comply with NERC cyber-security regulations aimed at protecting the grid from such attacks;

●	design or manufacturing defects or failures, including defects or failures that are not covered by warranties or insurance;

●	loss of interconnection capacity, and in turn the ability to deliver power under our PPAs, due to grid or system outages or curtailments beyond our or our counterparties’ control;

●	insolvency or financial distress on the part of any of our service providers, contractors, or suppliers, or a default by any such counterparty for any other reason under its warranties or other obligations to us;

●	breaches by us and certain events, including force majeure events, under certain PPAs and other contracts that may give rise to a right of the applicable counterparty to terminate such contract;

●	unforeseen levels of price volatility that may result in financial loss when a project sells energy at a different location on the grid than where it is delivered under its PPA;

●	failure to obtain or comply with permits and other regulatory consents and the inability to renew or replace permits or consents that expire or are terminated;

●	the inability to operate within limitations that may be imposed by current or future governmental permits and consents;

●	changes in law, particularly in land use, environmental, or other regulatory requirements;

●	the inability to extend our initial land leases on the same terms for the full useful life of the project;

●	disputes with federal agencies, state agencies, or other public or private owners of land on which our projects are located, or adjacent landowners;

●	changes in tax, environmental, health and safety, land use, labor, trade, or other laws, including changes in related governmental permit requirements;

●	government or utility exercise of eminent domain power or similar events;

●	existence of liens, encumbrances, or other imperfections in title affecting real estate interests; and

●	failure to obtain or maintain insurance or failure of our insurance to fully compensate us for repairs, theft or vandalism, and other actual losses.

These and other factors could have adverse consequences on our solar projects. For example, these factors could require us to shut down or reduce the output of such projects, degrade equipment, reduce the useful life of the project, and materially increase O&M and other costs. Unanticipated capital expenditures associated with maintaining or repairing our projects would reduce profitability. Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, including on our facilities, actions or omissions by other projects with which we share facilities, and certain other events, including events beyond our control, could partially or completely curtail generation and delivery of energy by our projects and could lead to our customers terminating their PPAs with us. Any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, the owner or operator of shared facilities, or another third party with its obligations under an interconnection, shared facilities, or transmission arrangement may delay or prevent our projects from delivering energy to our offtakers. If the interconnection, shared facilities, or transmission arrangement for a project is terminated, we may not be able to replace it on similar terms to the existing arrangement, or at all, or we may experience significant delays or costs in connection with such replacement. In addition, replacement and spare parts for solar panels, and other key pieces of equipment may be difficult or costly to acquire or may be unavailable.

Any of the risks described above could significantly decrease or eliminate the revenues of a project, significantly increase its operating costs, cause us to default under our financing agreements, or give rise to damages or penalties owed by us to an offtaker, another contractual counterparty, a governmental authority, or another third party, or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on our business, NAV, financial condition, and results of operations.

We and any third parties with which we do business may be subject to cyber-attacks, network disruptions, and other information systems breaches, as well as acts of terrorism or war that could have a material adverse effect on our business, NAV, financial condition, and results of operations, as well as result in significant physical damage to our renewable energy projects.

Our operations rely on our computer systems, hardware, software, and networks, as well as those of third parties with which we do business, such as O&M and other service providers, to securely process, store, and transmit proprietary, confidential, financial, and other information. We also rely heavily on these information systems to operate our solar projects. Information technology system failures and network disruptions may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, human errors in using or accessing relevant systems, or similar events or disruptions. Cyber-attacks, including those targeting information systems or electronic control systems used to operate our energy projects and the facilities of third parties on which our projects rely, could severely disrupt business operations, and result in loss of service to offtakers and significant expense to repair security breaches or system damage. In addition, our costs to adequately counter the risk of cyber-attacks may increase significantly in the future. In recent years, such cyber incidents have become increasingly frequent and sophisticated, targeting or otherwise affecting a wide range of companies. While we have instituted security measures to reduce the likelihood and impact of a cyber-attack or data breach and have back-up systems and disaster recovery plans for other disruptions, these measures, or those of the third parties with which we do business, may be ineffective or inadequate. If these measures fail, valuable information may be lost; our development, construction, O&M, and other operations may be disrupted; we may be unable to fulfill our customer obligations; and our reputation may suffer. As a result of the COVID-19 pandemic, the vast majority of our employees who are capable of performing their functions remotely are telecommuting and may continue to do so for the foreseeable future, which may exacerbate these risks. Such risks may also subject us to litigation, regulatory action and fines, remedial expenses, and financial losses beyond the scope or limits of our insurance coverage. These consequences of a failure of security measures could, individually or in the aggregate, have a material adverse effect on our business, NAV, financial condition, and results of operations.

Terrorists have attacked energy assets such as substations and related infrastructure in the past and may attack them in the future. We cannot guarantee adequate protection from such attacks on our projects and have little or no control over the facilities of third parties on which our projects rely. Attacks on our or our counterparties’ assets could severely damage our projects, disrupt business operations, result in loss of service to offtakers, and require significant time and expense to repair. Additionally, energy-related facilities, such as substations and related infrastructure, are protected by limited security measures, in most cases only perimeter fencing. Our current portfolio, as well as projects we may develop or acquire and the facilities of third parties on which our projects rely, may be targets of burglary, terrorist acts and affected by responses to terrorist acts, each of which could fully or partially disrupt our projects’ ability to produce, transmit, transport, and distribute energy. To the extent such acts constitute force majeure events under our PPAs or interconnection agreements, the applicable offtaker generally may reduce or cease making payments to us and may terminate such PPA or interconnection agreement if such force majeure event continues for a period typically ranging from six to twelve months as specified in the applicable agreement. We are also generally unable to, or do not, obtain insurance coverage to compensate us for losses caused by terrorist or other similar attacks. As a result, any such attack could significantly decrease revenues, result in significant reconstruction or remediation costs, or otherwise disrupt our business operations, any of which could have a material adverse effect on our business, NAV, financial condition, and results of operations.

Our holding companies have historically entered into multiple transactions with their affiliates. These transactions include financial guarantees and other credit support arrangements, including letters of comfort to such affiliates pursuant to which the holding companies undertake to provide financial support to these affiliates and adequate resources as required to ensure that they are able to meet certain liabilities and local solvency requirements. These holding companies are currently party to many such affiliate transactions, and it is likely they will enter into new and similar affiliate transactions in the future.

In the event that any of these affiliates become bankrupt or insolvent, there can be no assurance that a court or other foreign tribunal, liquidator, monitor, trustee or similar party would not seek to enforce these intercompany arrangements and guarantees or otherwise seek relief against the holding companies and their other affiliates. If any of our material foreign subsidiaries (e.g., subsidiaries that hold a significant number of customer contracts, or that are the parent company of other material subsidiaries) become subject to a bankruptcy, liquidation or similar insolvency proceeding, such proceeding could have a material adverse effect on our business and results of operations.

We are in a highly competitive marketplace.

The renewable energy industry is highly competitive and we face significant competition in the markets in which we operate. Some of our competitors may have advantages over us in terms of greater operational, financial and technical management as well as additional resources in particular markets or in general. Our competitors may also enter into strategic alliances or form affiliates with other competitors to its detriment. Suppliers or contractors may merge with our competitors which may limit our choices of contractors and hence the flexibility of its overall project execution capabilities. Increased competition may result in price reductions, reduced profit margins and loss of market share.

Moreover, our current business strategy is to become a global IPP and to own and operate all of the solar parks which it develops and acquires. As part of our growth plan, we may, in the future, acquire solar parks in various development stages through a competitive bidding process as part of the auction schemes in the various jurisdictions we plan to grow and establish ourself in as well as the current countries we operate in. The bidding and selection process is affected by a number of factors, including factors that may be beyond our control, such as market conditions or government incentive programs. Our competitors may have greater financial resources, a more effective or established localized business presence or a greater willingness or ability to operate with little or no operating margins for sustained periods of time. Any increase in competition during such bidding processes or reduction in its competitive capabilities could have a significant adverse impact on its market share and on the margins it generates from its solar parks.

Further, large, utility-scale solar parks must be interconnected to the power grid in order to deliver electricity, which requires us, through its local partnerships, to find suitable sites with capacity on the power grid available. Our competitors may impede its development efforts by acquiring control of all or a portion of a PV site it seeks to develop. Even when we have identified a desirable site for a solar park, its ability to obtain site control with respect to the site is subject to its ability to finance the transaction and growing competition from other solar power producers that may have better access to local government support, financing or other resources. If we are unable to find or obtain site control for suitable PV sites on commercially acceptable terms, its ability to develop new solar parks on a timely basis or at all might be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree on the services rendered by our key employees. Due to the level of technical expertise necessary to support its business strategy, our success will depend upon our ability to attract and retain highly skilled and seasoned professionals in the solar industry for which competition is intense. In particular, we are heavily dependent on the continued services of Mr. Vincent Browne, our Chief Executive Officer. The loss of any key employee, including executive officers or members of senior management teams, and the failure to attract, train and retain highly skilled personnel with sufficient experience in the industry to replace them, could harm our prospects, business, financial condition, and the results of operations will be materially affected.

If sufficient demand for solar parks does not develop or takes longer to develop than anticipated, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The PV market is at a relatively early stage of development in some of the markets that the Company may intend to enter. The PV industry continues to experience lower costs, improved efficiency and higher electricity output. However, trends in the PV industry are based only on limited data and may not be reliable. Many factors may affect the demand for solar parks including, among others, cost and availability of financing for solar parks, fluctuations in economic and market conditions, competition from non-solar energy sources, environmental concerns, public perception and regulations and policies governing the electric power industry and the broader energy industry.

If market demand for solar parks fails to develop sufficiently, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We are subject to risks associated with fluctuations in the prices of PV modules and balance-of-system components or in the costs of design, construction and labor.

We procure supplies for solar park construction, such as PV modules and balance-of-system components, from third-party suppliers. We typically enter into contracts with its suppliers and contractors on a project-by-project basis or a project portfolio basis. We generally do not maintain long-term contracts with its suppliers. Therefore, are exposed to fluctuations in prices for its PV modules and balance-of-system components. Increases in the prices of PV products or balance-of-system components or fluctuations in design, construction, labor and installation costs may increase the cost of procuring equipment and engaging contractors and hence materially and adversely affect its results of operations.

Refurbishment of renewable energy facilities involve significant risks that could result in unplanned power outages or reduced output.

Our facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failures, such as the failure of a single inverter, or other failures associated with breakdowns and forced outages generally, and any decreased operational or management performance, could reduce its facilities’ generating capacity below expected levels, reducing its revenues. Unanticipated capital expenditures associated with upgrading or repairing its facilities may also reduce our profitability.

We may also choose to refurbish or upgrade its facilities based on its assessment that such activity will provide adequate financial returns and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future power prices. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Moreover, spare parts for solar facilities and key pieces of equipment may be hard to acquire or unavailable to us. Sources of some significant spare parts and other equipment are located outside of the jurisdictions in which it operates. Suppliers of some spare parts have filed, or may in the future file for, bankruptcy protection, potentially reducing the availability of parts that it requires to operate certain of its power generation facilities. Other suppliers may for other reasons cease to manufacture parts that it requires to operate certain of its power generation facilities. If we were to experience a shortage of or inability to acquire critical spare parts, it could incur significant delays in returning facilities to full operation, which could negatively impact its business financial condition, results of operations and cash flows.

Our project operations may be adversely affected by weather and climate conditions, natural disasters and adverse work environments.

We may operate in areas that are under the threat of floods, earthquakes, landslides, mudslides, sandstorms, drought, or other inclement weather and climate conditions or natural disasters. If inclement weather or climatic conditions or natural disasters occur in areas where its solar parks and project teams are located, project development, connectivity to the power grid and the provision of O&M services may be adversely affected. In particular, materials may not be delivered as scheduled and labor may not be available. As some of its solar parks are located in the same region, such solar parks may be simultaneously affected by weather and climate conditions, natural disasters and adverse work environments.

Moreover, natural disasters which are beyond our control may adversely affect the economy, infrastructure and communities in the countries and regions where it conducts its business operations. Such conditions may have an adverse effect on its work performance, progress and efficiency or even result in personal injuries or fatalities.

Business interruptions, whether due to catastrophic disasters or other events, could adversely affect Alternus’ operations, financial condition and cash flows.

Our operations and those of its contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disaster, power loss, computer viruses, computer systems failure, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond its control. For instance, some of Alternus’ solar parks are located in Italy near medium risk areas regarding seismic activity and may be vulnerable to damage from earthquakes. If any disaster were to occur, our ability and the ability of its contract manufacturers and outsourced service providers to operate could be seriously impaired and it could experience material harm to its business, operating results and financial condition. In addition, the coverage or limits of its business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.

Any such terrorist acts, environmental repercussions or disruptions, natural disasters, theft incidents or other catastrophic events could result in a significant decrease in revenues or significant reconstruction, remediation or replacement costs, beyond what could be recovered through insurance policies, which could have a material adverse effect on its operating results and financial condition.

Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

Due to the specific nature of solar photovoltaic industry, we depend on a limited number of suppliers of solar panels, batteries, and other system components needed to expand, operate and function our solar parks, thus making us susceptible to quality issues, shortages, bottlenecks, and price changes. The uncertain condition of the global economy as well as the current conflict between Russia and Ukraine, including the retaliatory economic measures taken by United States, European, and others continue impacting businesses around the world, and has and may continue to impact several components producers and suppliers that form part of our supply chain; impacting products, materials, components, and parts required to operate our solar parks and expand our solar offering, both in the Europe, in the US and globally. In times of rapid industry growth or regulatory change such as current times, any further deterioration of the geopolitical, socio-economic conditions or financial uncertainty to provide our services could reduce customers’ confidence and affect negatively our sales and results of operations.

Although we have implemented policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could cause installation and capacity expansion delay, amidst restrictions on the global supply of polysilicon and solar products. This could result in near-term supply crunch in solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially translating into a material adverse effect on our business, financial condition, results of operations and prospects.

Fluctuations in foreign currency exchange rates may negatively affect our revenue, cost of sales and gross margins and could result in exchange losses.

Our business and operational activities are dispersed and subsidiaries within it trade in their functional currencies in the course of their business operations. Our investment holding companies transact in functional currencies of their subsidiaries. Our investment holding companies may have foreign financing and investing activities, which exposes us to foreign currency risk. Any increased costs or reduced revenue as a result of foreign exchange rate fluctuations could adversely affect our profit margins.

Although we have access to a variety of financing solutions that are tailored to the geographic location of its projects and local regulations, we have not entered into any hedging transactions to reduce the foreign exchange rate fluctuation risks, but may do so in the future when it is deemed appropriate to do so in light of the significance of such risks. However, if we decide to hedge our foreign exchange exposure in the future, we cannot be assured that we will be able to reduce our foreign currency risk exposure in an effective manner, at reasonable costs, or at all.

If we fail to comply with financial and other covenants under debt arrangements, our financial condition, results of operations and business prospects may be materially and adversely affected.

We have a number of covenants related to certain debt arrangements that require us to maintain certain financial ratios. These restrictions could affect our ability to operate our business and may limit the ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. Additionally, our ability to comply with these covenants may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. Failure to comply with financial and other covenants may potentially result in increased financial costs, the requirement for additional security or cancellation of loans, which in turn may have a material adverse effect on our results of operations, cash flows and financial condition.

Any default under debt arrangements could lead to an event of default and acceleration under other debt instruments that contain cross default or cross acceleration provisions, as applicable at any given time. If our creditors accelerate the payment of those amounts, investors cannot be assured that our assets would be sufficient to repay in full those amounts, to satisfy all other liabilities which would be due and payable and to ensure that net assets will be available to the shareholders. For example, our subsidiary, Solis Bond Company DAC, breached all three financial covenants under its bond terms: (i) the minimum liquidity covenant, (ii) the minimum equity ratio covenant, and (iii) the leverage ratio. In April of 2023 Solis Bond Company DAC received a temporary waiver from its bondholders, in which the bondholders approved to extend to September 30, 2023. On October 16, 2023, the bondholders approved resolutions to further extend the temporary waiver to December 16, 2023. On January 3, 2024, the Solis bondholders approved resolutions to further extend the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion. On February 26, 2024, Solis and a representative group of the bondholders agreed to an additional extension of the temporary waivers and the maturity date of the Solis Bond until 30 April 2024, with the right to further extend to May 31 2024 at the Bond Trustee’s discretion, and thereafter on a month to month basis to 29 November 2024 at the Bond Trustee’s discretion and approval from a majority of bondholders (the “Solis Extension Date”).

Pursuant to the Solis Extension, Solis Bond Company DAC must fully repay the Solis Bond by the Solis Extension Date. If Solis is unable to fully repay the Solis Bond by the Solis Extension Date, Solis’ bondholders will have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders, which as of the date of this Annual Report is €87.9 million (approximately $95.3 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of our operating assets and related revenues and EBIDTA would be eliminated.

In addition, we typically pledge our solar park assets or account or trade receivables to raise debt financing, and we are restricted from creating additional security over its assets. If we are in breach of one or more financial or other covenants or negative pledge clauses under any of our loan agreements and are not able to obtain waivers from the lenders or prepay such loan, repayment of the indebtedness under the relevant loan agreement may be accelerated, which may in turn require us to repay the entire principal amount including interest accrued, if any, of certain of its other existing indebtedness prior to their maturity under cross-default provisions of other loan agreements. If we lack sufficient financial resources to make required payments, the pledgees may auction or sell our assets or our interest in solar parks to enforce their rights under the pledge contracts and loan agreements. Any of those events could have a material adverse effect on our financial condition, results of operations and business prospects.

If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders in connection with an event of default under the Solis Bond, the majority of our operating assets and related revenues and EBIDTA would be eliminated and our stockholders may be negatively impacted.

Our subsidiary, Solis, breached three financial covenants under its bond terms and has received a waiver from its bondholders, which extended the date on which Solis must repay its bonds to September 30, 2023. On October 16, 2023, the Solis bondholders approved resolutions to further extend the temporary waiver to December 16, 2023. On January 3, 2024, the Solis bondholders approved resolutions to further extend the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion. On February 26, 2024, Solis and a representative group of the bondholders agreed to an additional extension of the temporary waivers and the maturity date of the Solis Bond until 30 April 2024, with the right to further extend to May 31 2024 at the Bond Trustee’s discretion, and thereafter on a month to month basis to 29 November 2024 at the Bond Trustee’s discretion and approval from a majority of bondholders.

There is no assurance that Solis will meet the terms of the Solis Extension. If Solis is unable to fully repay the bonds, which as of the date of this Annual Report is €87.9 million (approximately $95.3 million), by the Solis Extension Date, Solis will be in an event of default under its bond terms and Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders for €1.00 and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders. If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of our current operating assets and related revenues would be eliminated immediately upon the date of any ownership change and we would no longer be able to book the associated EBIDTA. This would have a material adverse effect on our results of operations, cash flows and financial condition.

The of occurrence of this material adverse effect could have far-reaching and unpredictable outcomes on the stockholders of the Company. As an example, if we are unable to expand and replace assets which were sold off in connection with our default under the Solis Bond, we may not be able to reach its current level of revenues or EBITDA for a substantial period of time, extending to a period of years, if ever. As such, our stockholders may never receive dividends or the value of our common stock may be significantly lower than its current price.

We are subject to counterparty risks under our FiT price support schemes and Green Certificates (“GC”) Schemes.

As an IPP, we generate electricity income primarily pursuant to FiT price support schemes or GCs, which subjects it to counterparty risks with respect to regulatory regimes. Its FiT price support schemes in one region or country are generally signed with a limited number of electric utilities. We rely on these electric utilities to fulfill their responsibilities for the full and timely payment of its tariffs. In addition, the relevant regulatory authorities may retroactively alter their FiT price support regimes or GC schemes in light of changing economic circumstances, changing industry conditions or for any number of other reasons. If the relevant government authorities or the local power grid companies do not perform their obligations under the FiT or GC price support schemes and it is unable to enforce its contractual rights, our results of operations and financial condition may be materially and adversely affected.

Our international operations require significant management resources and present legal, compliance and execution risks in multiple jurisdictions.

We have adopted a business model under which it maintains significant operations and facilities through its subsidiaries located in Europe while its corporate management team and directors are primarily based in Ireland and the U.S. The nature of our business may stretch its management resources thin as well as make it difficult for its’s corporate management to effectively monitor local execution teams. The nature of our operations and limited resources of its management may create risks and uncertainties when executing its strategy and conducting operations in multiple jurisdictions, which could adversely affect the costs and results of our operations.

The development and installation of solar energy systems is highly regulated; we may fail to comply with laws and regulations in the countries where it develops, constructs and operates solar power projects and the government approval process may change from time to time, which could severely disrupt our business operations.

The development and installation of solar energy systems is subject to oversight and regulation under local ordinances; building, zoning and fire codes; utility interconnection requirements for metering; and other rules and regulations. We attempt to keep apprised on these requirements on a national, state and local level and must design and install our solar energy systems to comply with varying standards. Certain jurisdictions may have ordinances that prevent or increase the cost of installation of our solar energy systems. New government regulations or utility policies pertaining to the installation of solar energy systems are unpredictable and might result in significant additional expenses or delays, which could cause a significant reduction in demand for solar energy systems.

We conduct our business in many countries and jurisdictions that are governed by different laws and regulations, including national and local regulations relating to building codes, taxes, safety, environmental protection, utility interconnection and metering and other matters. We have established subsidiaries in these countries and jurisdictions which were required to comply with various local laws and regulations. While we strive to work with our local counsel and other advisers to comply with the laws and regulations of each jurisdiction in which we have operations, there may be instances of non-compliance, which may result in fines, sanctions and other penalties against the non-complying subsidiaries and its directors and officers. For example, in 2020, the Company’s Romanian subsidiary, LJG Green Source Energy Beta S.r.l. had an ANRE investigation resulting from actions of the previous owner related to the breach of Article 5 of the EU Regulation No. 1227/2011 on wholesale energy market integrity and transparency by engaging in market manipulation or attempted market manipulation on the wholesale energy markets following transactions concluded between January 1, 2019 to March 31, 2020. This investigation resulted in a penalty of RON 400,000 (approximately $80,000). We cannot make any assurances that other instances of non-compliance will not occur in the future which may materially and adversely affect its business, financial condition or results of operations.

In order to develop solar power projects, we must obtain a variety of approvals, permits and licenses from various authorities. The procedures for obtaining such approvals, permits and licenses vary from country to country, making it onerous and costly to track the requirements of individual localities and comply with the varying standards. Moreover, sovereign states retain the power to adjust their energy policies and alter approval procedures applicable to the Company. If the regulatory requirements become more stringent or the approval process becomes less efficient, the key steps in our business operations including project development, facility upgrading and product sales, could be severely disrupted or delayed. Failure to obtain the required approvals, permits or licenses or to comply with the conditions associated therewith could result in fines, sanctions, suspension, revocation or non-renewal of approvals, permits or licenses, or even criminal penalties, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Any new government regulations pertaining to the Company business or solar power projects may result in significant additional expenses. The Company cannot assure that it will be able to promptly and adequately respond to changes of laws and regulations in various jurisdictions, or that its employees and contractors will act in accordance with such laws. Failure to comply with laws and regulations where the Company develops, constructs and operates solar power projects may materially and adversely affect our business, results of operations and financial condition.

Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation may not continue, and changes to these regulations and policies might deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

The market for solar energy systems in the United States and Europe is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation and there is no assurance that they will continue. For example, the vast majority of the United States has a regulatory policy known as net energy metering, or “net metering”, which allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid and not consumed on-site. The customer consequently pays for the net energy used or receives a credit at the retail rate if more electricity is produced than consumed. Net metering, in some states, is being replaced with lower credits for the excess electricity sent onto the grid from solar energy systems, and utilities are imposing minimum or fixed monthly charges on owners of solar energy systems. These regulations and policies have been modified in the past and may be modified in the future in ways that can restrict the interconnection of solar energy systems and deter purchases of solar energy systems by customers. Electricity generated by solar energy systems also competes most favorably in markets with tiered rate structures or peak hour pricing that increase the price of electricity when more is consumed. Modifications to these rate structures by utilities, such as reducing peak hour or tiered pricing or adopting flat rate pricing, could require the price of solar energy systems to be reduced in order to compete with the price of utility generated electricity.

By virtue of the newly enacted Bill of October 27, 2022 on extraordinary measures to reduce electricity price levels and support certain end-users in 2023 (which was signed by the President of the Republic of Poland on November 1, 2022) an obligation to “contribute the Price Difference Payment Fund”, which is calculated pursuant to a formula established by the Council of Ministers for the period from December 1, 2022 to June 20, 2023, has been imposed on certain energy companies. These regulations will impact revenues from power generation and sales in this period.

The obligation to “contribute the Price Difference Payment Fund applies to:

●	Energy companies engaged in power trading, and

●	Generators of power in plants using both renewable energy sources (i.e. wind energy and solar energy) and fossil fuels, with certain exceptions.

Risk related to legal rights to real property in foreign countries.

Our energy facilities may be located on land which may be subject to government seizure or expropriation. For example, properties relating to the Company’s operations in Scornicesti, Romania, are subject to an ongoing expropriation procedure due to the construction of a new express motorway. The authorities have offered the Company cash as compensation. The process commenced in Q1 2022, and we still have not received any compensation to date. In this case, we believe that the offered compensation represents fair value. However, in general, similar proceedings may not represent fair compensation and could materially affect our other operations, in which case certain operations may have to cease without sufficient compensation being paid to us. Although this particular expropriation does not have a material adverse effect on our business, other types of seizure or expropriation could have a material adverse effect on our ability to generate revenue.

In addition to the expropriation risk discussed above, the land on which the renewable energy facilities are situated is often subject to long-term easements and land leases. However, the ownership interests in the land subject to these easements and leases may also be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to the land easements and leases. As a result, the facility’s rights under these easements or leases may be subject, and subordinate, to the rights of those third parties, or even to the relevant government. The Company performs title searches and obtains title insurance to protect itself against these risks. Such measures may, however, be inadequate to protect the Company against all risk of loss of the Company’s rights to use the land on which the renewable energy facilities are located, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we are subject to the risk of potential disputes with property owners or third parties who otherwise have rights to or interests in the properties used for the our solar parks. Such disputes, whether resolved in our favor or not, may divert management’s attention, harm our reputation or otherwise disrupt its business. An adverse decision from a court or the absence of an agreement with such third parties may result in additional costs and delays in, or the permanent termination of, the construction and operating phases of any solar park so situated.

Enforcing a United States judgment against our executive officers and directors in Ireland may be difficult.

Many of our current officers and directors reside in Ireland. Service of process upon our directors and officers, many of whom reside outside the United States, may be difficult to obtain within the United States. Furthermore, because the majority of our assets and investments, and a number of our directors and officers are located outside of the United States, any judgment obtained in the United States against us or any of them may be difficult to collect within the United States and may not be enforced by an Irish court. It also may be difficult for you to effect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Ireland. Irish courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Ireland is not the most appropriate forum in which to bring such a claim. In addition, even if an Irish court agrees to hear a claim, it may determine that Irish law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Irish law. There is little binding case law in Ireland that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against our executive officers and directors in Ireland, you may not be able to collect any damages awarded by either a U.S. or foreign court.

Subject to specified time limitations and legal procedures, under the rules of private international law currently prevailing in Ireland, Irish courts may enforce a U.S. judgment in a civil matter, including a judgment based upon the civil liability provisions of U.S. securities laws, as well as a monetary or compensatory judgment in a non-civil matter, provided that the following key conditions are met:

●	subject to limited exceptions, the judgment is final and non-appealable;

●	the judgment was given by a court competent under the laws of the state of the court and is otherwise enforceable in such state;

●	the judgment was rendered by a court competent under the rules of private international law applicable in Ireland;

●	the laws of the state in which the judgment was given provide for the enforcement of judgments of Irish courts’ judgments;

●	adequate service of process has been effected and the defendant has had a reasonable opportunity to present his arguments and evidence;

●	the judgment is enforceable under the laws of Ireland and its enforcement are not contrary to the law, public policy, security or sovereignty of Ireland;

●	the judgment was not obtained by fraud and does not conflict with any other valid judgment in the same matter between the same parties; and

●	an action between the same parties in the same matter was not pending in any Irish court at the time the lawsuit was instituted in the U.S. court

The Company conducts its business operations globally and is subject to global and local risks related to economic, regulatory, tax, social and political uncertainties.

The Company conducts its business operations in many regions. The Company’s business is therefore subject to diverse and constantly changing economic, regulatory, tax, social, and political conditions. Changes in the legislative, political, governmental, and economic framework in the regions in which the Company carries on business could have a material impact on its business. In particular, changing laws and policies affecting trade, investment and changes in tax regulations could have a material adverse effect on the Company’s revenues, profitability, cash flows and financial condition. Any new government regulations pertaining to the Company’s business or solar parks may result in significant additional expenses. Moreover, as the Company enters new markets in different jurisdictions, it will face different regulatory regimes, business practices, governmental requirements and industry conditions. To the extent that the Company’s business operations are affected by unexpected and adverse economic, regulatory, social or political conditions in the jurisdictions in which the Company has operations, it may experience project disruptions, loss of assets and personnel, and other indirect losses that could adversely affect its business, financial condition and results of operations. Geopolitical trends toward protectionism and nationalism and the dissolution or weakening of international trade pacts may increase the cost of, or otherwise interfere with, the Company’s conduct of business. Uncertainty about current and future economic and political conditions that affect the Company, its customers and partners make it difficult for the Company to forecast operating results and to make decisions about future investments.

The current invasion of Ukraine by Russia has escalated tensions among the U.S., the North Atlantic Treaty Organization (“NATO”) and Russia. The U.S. and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the U.S. and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the U.S. and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

Recent increases in inflation and in the United States and internationally could adversely affect our business.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could have an adverse effect on our business and operations.

The solar energy industry is a new and evolving market, which may not grow to the size or at the rate we expect.

The solar energy industry is a new and rapidly growing market opportunity. We believe the solar energy industry will continue still take several years to fully develop and mature, but we cannot be certain that the market will grow to the size or at the rate that we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost-effectively, and our business might be adversely affected should the markets for solar energy do not develop to the size or at the rate we expect.

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to attract customers for our products and services could be adversely affected. Declining macroeconomic conditions, including labor markets, could contribute to instability and uncertainty among customers and impact their financial ability, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Market prices of retail electricity generated by utilities or other energy sources also could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and customer adoption of solar energy. The prices of solar modules and raw materials have declined, however the cost of solar modules and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for solar energy systems does not develop or takes longer to develop than we anticipate.

The solar energy market is at a relatively early stage of development. The extent to which solar energy will be widely adopted and the extent to which demand for solar energy systems will increase are uncertain. If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, we might be unable to achieve our revenue and profit targets. Demand for solar energy systems in our targeted markets might not develop as we anticipate. Many factors may affect the demand for solar energy systems, including the following:

●	availability of government and utility company subsidies and incentives to support the development of the solar energy industry;

●	government and utility policies regarding the interconnection of solar energy systems to the utility grid;

●	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of natural gas and other fossil fuels;

●	cost-effectiveness (including the cost of solar modules), performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;

●	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;

●	availability of customer financing with economically attractive terms;

●	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates and tighter credit; and

●	deregulation of the electric power industry and the broader energy industry.

Our business has benefited from the declining cost of solar energy system components, and might be harmed to the extent that declines in the cost of such components stabilize or that such costs increase in the future.

Our business has benefited from the declining cost of solar energy system components and to the extent such costs stabilize or decline at a slower rate, or, in fact, increase, our future growth rate may be negatively impacted. The declining cost of solar energy system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems we own, the prices charged for electricity and customer adoption of solar energy. Solar energy system component and raw material prices might not continue to decline at the same rate as they have over the past several years or at all, and growth in the solar industry and the resulting increase in demand for solar energy system components and the raw materials necessary to manufacture them might also put upward pressure on prices. An increase of solar energy system components and raw materials prices could slow our growth and cause our business and results of operations to suffer, and the cost of solar energy system components and raw materials has and could continue to increase due to scarcity of materials, tariff penalties, duties, the loss of or changes in economic governmental incentives or other factors.

Although average selling prices of solar modules in many global markets have declined for several years, recent spot pricing for solar modules has increased, in part, due to elevated commodity and freight costs.

While average selling prices of solar modules in many global markets have declined for several years, recent spot pricing for solar modules has increased, in part, due to elevated commodity and freight costs. The price of polysilicon has significantly increased in recent months due to a coal shortage in China, which resulted in higher energy prices and the Chinese government’s mandating power restrictions that led to curtailments of silicon metal production. Given that the majority of global polysilicon capacity is located in China, such higher energy prices and reduced operating capacities have adversely affected the supply of polysilicon, contributing to an increase in polysilicon pricing. In response to such supply shortage, certain other Chinese-based producers of polysilicon are in the process of expanding their production capacity, which is expected to reduce the price of polysilicon in future periods. While the duration of this elevated period of spot pricing is uncertain, module average selling prices in global markets are expected to decline in the long-term, and we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry might experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that excess capacity will put pressure on pricing, and intense competition at the system level may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. We consequently continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our research and development capabilities, and the sustainability advantage of our modules.

Shortages in the supply of silicon could adversely affect the availability and cost of the solar photovoltaic modules used in our solar energy systems.

Shortages of silicon or supply chain issues could adversely affect the availability and cost of our solar energy systems. Manufacturers of photovoltaic modules depend upon the availability and pricing of silicon, one of the primary materials used in photovoltaic modules. The worldwide market for silicon from time to time experiences a shortage of supply, which can cause the prices for photovoltaic modules to increase and supplies of photovoltaic modules become difficult to obtain. While we have been able to obtain sufficient supplies of solar photovoltaic modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins. Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

Due to the lingering effects of the COVID-19 pandemic the solar industry is experiencing supply constraints, which are resulting in an increase in the cost of solar modules and inverters. If the supply constraints and price increases continue our solar business might be affected.

The primary driver of current supply constraints in the solar industry is material shortages. In 2020, the solar industry experienced record growth in the United States, despite the COVID-19 pandemic, compared to 2019, and installations increased by 43 percent, according to the Solar Energy Industries Association (SEIA). This record demand, coupled with decreased supply, has impacted many key materials throughout the solar supply chain, including polysilicon, solar glass, and semiconductor chips. Polycrystalline silicon, commonly referred to as polysilicon, is a key raw material used in many solar cells, which are responsible for capturing the energy from the sun and turning it into electricity in solar energy systems. Polysilicon is largely produced in China, but factory shutdowns related to the COVID-19 pandemic caused the price of the raw material to spike. Solar modules also include glass casing at the front of the module, which protects the solar cells, there has been recent growing demand for bifacial solar modules, which produce energy from both sides of the module, requiring glass on both sides of the solar module, as opposed to just on the front. In 2018, China, the largest producer of solar glass, imposed restrictions on glass production due to concerns about the required energy consumption. With increasing demand for solar modules, and for solar glass specifically, the restricted production of glass has been unable to meet the demand, causing the cost of solar glass to soar. In December 2020, China’s Ministry of Industry and Information Technology (MIIT) indicated that it would ease restrictions on the production of solar glass. While solar glass supply is expected to remain constrained short-term, increased capacity due to these eased restrictions should expand supply later this year and reduce prices. Semiconductor chips are a key component of inverters, which convert the direct current (DC) energy produced by solar modules into usable alternating current (AC) energy. Inverters are also used for battery storage systems to convert storable DC energy to usable AC energy and vice versa. The use of semiconductor chips is not isolated to the solar industry; they are also crucial components of many other technologies, including cars, computers, and smartphones. Due to COVID-19 related factory shutdowns, manufacturing of semiconductor chips decreased in early 2020, and as factories began to reopen, demand for products containing semiconductor chips surged. The shortages of these materials and attendant price increases may affect our distribution of solar products and our installation of solar energy systems, and future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins.

A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations.

Decreases in the retail price of electricity from electric utilities or from other retail electric providers, including other renewable energy sources such as larger-scale solar energy systems, could make our offerings less economically attractive. The price of electricity from utilities could decrease as a result of:

●	the construction of a significant number of new power generation plants, whether generated by natural gas, nuclear power, coal, or renewable energy technologies;

●	the construction of additional electric transmission and distribution lines;

●	a reduction in the price of natural gas or other natural resources as a result of increased supply due to new drilling techniques or other technological developments, relaxation of associated regulatory standards, or broader economic or policy developments;

●	less demand for electricity due to energy conservation technologies and public initiatives to reduce electricity consumption or to recessionary economic conditions; and

●	development of competing energy technologies that provide less expensive energy.

A reduction in electric utilities’ rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate) could also make our offerings less competitive with the price of electricity from the electrical grid. If the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from residential systems or if similar events impacting the economics of our offerings were to occur, we might have difficulty attracting new customers or existing customers might default or seek to terminate, cancel or otherwise avoid the obligations under their solar service agreements.

Electric utility statutes and regulations and changes to such statutes or regulations might present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers. Many utilities, their trade associations, and fossil fuel interests, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenue and net income to decline.

The solar power industry is characterized by evolving technologies and standards, which developments place increasing demands on the improvement of our products, such as solar cells with higher conversion efficiency and larger and thinner silicon wafers and solar cells. Other companies may develop production technologies that enable them to produce silicon wafers, solar cells and solar modules with higher conversion efficiencies at a lower cost than our products. Some of our competitors are developing alternative and competing solar technologies that might require significantly less silicon than crystalline silicon wafers and solar cells, or no silicon at all. Technologies developed or adopted by others may prove more advantageous than ours for commercialization of solar power products and may render our products obsolete. We might need to invest significant resources in research and development to maintain our market position, to keep pace with technological advances in the solar power industry, and effectively compete in the future. Our failure to further refine and enhance our products and processes or to keep pace with evolving technologies and industry standards could cause our products to become uncompetitive or obsolete, which could materially adversely reduce our market share and affect our results of operations.

Already covered supply and demand in the energy market is volatile, and such volatility could have an adverse impact on electricity prices and a material adverse effect on our assets, liabilities, business, financial condition, results of operations and cash flows.

A portion of our operating revenues are tied, either directly or indirectly, to the wholesale market price for electricity in the markets in which we operate. Wholesale market electricity prices are impacted by a number of factors including: the price of fuel (for example, natural gas) that is used to generate electricity; the management of generation and the amount of excess generating capacity relative to load in a particular market; the cost of controlling emissions of pollution, including the cost of emitting carbon dioxide; the structure of the electricity market; and weather conditions (such as extremely hot or cold weather) that impact electrical load. More generally, there is uncertainty surrounding the trend in electricity demand growth, which is influenced by: macroeconomic conditions; absolute and relative energy prices; and energy conservation and demand-side management. Correspondingly, from a supply perspective, there are uncertainties associated with the timing of generating plant retirements — in part driven by environmental regulations — and with the scale, pace and structure of replacement capacity, again reflecting a complex interaction of economic and political pressures and environmental preferences. This volatility and uncertainty in the power market generally, including the non-renewable power market, could have a material adverse effect on our assets, liabilities, business, financial condition, results of operations and cash flows.

The ability to deliver electricity to our various counterparties requires the availability of and access to interconnection facilities and transmission systems.

Our ability to sell electricity is impacted by the availability of, and access to, the various transmission systems to deliver power to our contractual delivery point and the arrangements and facilities for interconnecting the generation projects to the transmission systems. The absence of this availability and access, our inability to obtain reasonable terms and conditions for interconnection and transmission agreements, the operational failure or decommissioning of existing interconnection facilities or transmission facilities, the lack of adequate capacity on such interconnection or transmission facilities, curtailment as a result of transmission facility downtime, or the failure of any relevant jurisdiction to expand transmission facilities, may have a material adverse effect on our ability to deliver electricity to its various counterparties or the requirement of counterparties to accept and pay for energy delivery, which could materially and adversely affect our assets, liabilities, business, financial condition, results of operations and cash flows.

We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.

Although our independent registered public accounting firm will not be required to formally attest to our internal control effectiveness while we are a smaller reporting company, management is still responsible for assessing internal control effectiveness at a consolidated level. If we acquire companies and integrate them into our business, the process of integrating our existing operations with entities that could potentially have material weaknesses and/or significant deficiencies may result in unforeseen operating difficulties and may require significant financial resources to remedy any material weaknesses or significant deficiencies that would otherwise be available for the ongoing development or expansion of our existing business. These potential material weaknesses and deficiencies may be costly for us to remedy and properly assess internal control effectiveness.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the U.S. and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions.

The current invasion of Ukraine by Russia has escalated tensions among the U.S., NATO and Russia. The U.S. and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the U.S. and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the U.S. and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of common stock that are held by non-affiliates exceeds $700 million as of March 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in CLIN’s IPO. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of common stock less attractive because we will rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active market for our shares of common stock and our share price may be more volatile.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect that we will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of our common stock held by non-affiliates does not equal or exceed $250 million as of the end of that year’s second quarter, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our stock price may be volatile and may decline regardless of its operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our revenue and results of operations;

●	any financial projections we may provide to the public in the future, any changes in these projections or its failure to meet these projections;

●	failure of securities analysts to initiate and maintain our coverage, changes in financial estimates or ratings by any securities analysts who follow us or its failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;

●	changes in operating performance and stock market valuations of other clean energy and alternative energy companies generally, or those in the energy industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	trading volume of our common stock;

●	the inclusion, exclusion or removal of our common stock from any indices;

●	changes in the our Board or management;

●	transactions in our securities by our directors, officers, affiliates and other major investors;

●	lawsuits threatened or filed against us;

●	changes in laws or regulations applicable to our business;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic conditions in the United States and other markets in which we operate;

●	pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants);

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

●	the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies, and particularly against companies who have recently “gone public” through a DeSPAC transaction, following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm its business, financial condition and results of operations.

Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.

The price of our stock has experienced substantial price volatility and may continue to do so in the future. From January 1, 2023 to April 15, 2024, our stock price fluctuated between a low of $0.30 per share and a high of $10.89 per share. Additionally, the energy and technology industries, and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the performance of the companies’ in these sectors. We believe the price of our stock should reflect expectations of future growth and profitability. If we fail to meet expectations related to future growth, profitability, or other market expectations, the price of our stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

We may be unable to maintain the listing of our securities on Nasdaq in the future.

Our common stock are currently listed on the Nasdaq. However, we cannot guarantee that our securities will continue to be listed on Nasdaq. If we fail to meet the requirements of the applicable listing rules, such failure may result in a suspension of the trading of our shares or delisting in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the minimum share price requirement or prevent future non-compliance with the listing requirements. This may further result in legal or regulatory proceedings, fines and other penalties, legal liability for us, the inability for our stockholders to trade their shares and negatively impact our share price, reputation, operations and financial position, as well as our ability to conduct future fundraising activities. If Nasdaq delists our securities and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including but not limited to:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a limited amount of news and analyst coverage for the company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

An active trading market for our common stock may not be sustained.

Our common stock is listed on Nasdaq under the symbol “ALCE” and to trades on that market. We cannot assure you that an active trading market for its common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of common stock when desired or the prices that you may obtain for your shares.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

We have warrants outstanding to purchase up to 12,345,000 shares of our common stock. We will also have the ability to initially issue up to 8,000,000 shares of our common stock under the 2023 Plan (as defined below).

We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank could, without limitation, have the following effects:

●	our existing stockholders’ proportionate ownership interest in us will decrease;

●	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and

●	the market price of our shares of common stock may decline.

We identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or timely, could result in the loss of investor confidence and adversely impact our business operations and our stock price.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2023 due to (i) lack of an effective control environment commensurate with its financial reporting requirements; (ii) lack of design and maintenance of effective controls for communicating and sharing information within the Company; (iii) lack of design and maintenance of effective controls for transactions between related parties and affiliates recorded between itself, the parent company and its subsidiaries; (iv) lack of effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions and (v) lack of design and maintenance of formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Management has taken initial steps to remedy these weaknesses by increasing the capacity of our qualified financial personnel; implementing a monthly review with the appropriate responsible parties to review and confirm that the accounting department has received the proper documentation for various transactions; starting the process of formalizing documentation related to intercompany due to/from within the new organization structure; having third party experts review non routine, unusual and complex transactions; and working with an external consultant to review and assess the Company’s current internal control structure.

While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. While we are working to remediate the material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan, nor can we provide an estimate of the time it will take to complete this remediation plan. Even if management does establish effective remedial measures, we cannot guarantee that those internal controls and disclosure controls that we put in place will prevent all possible errors, mistakes or all fraud.

If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be in violation of covenants contained in the agreements governing our debt. We could also be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. These outcomes could subject us to litigation, civil or criminal investigations or enforcement actions requiring the expenditure of financial resources and diversion of management time, could negatively affect investor confidence in the accuracy and completeness of our financial statements and could also adversely impact our stock price and our access to the capital markets.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. When we are no longer an emerging growth company, our independent registered public accounting firm may be required to audit the effectiveness of our internal controls over financial reporting pursuant to Section 404 in future Form 10-K filings. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Further, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of the common stock by acting to discourage, delay, or prevent a change of control of us or changes in our management that our stockholders may deem advantageous. These provisions include, without limitation, the following:

●	a classified board of directors so that not all members of our Board are elected at one time;

●	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	director removal by stockholders solely for cause and with the affirmative vote of at least two-thirds (2/3) of the voting power of our then-outstanding shares of capital stock entitled to vote generally in the election of directors;

●	“blank check” preferred stock that our Board could use to implement a stockholder rights plan;

●	the right of our Board to issue our authorized but unissued common stock and preferred stock without stockholder approval;

●	no ability of our stockholders to call special meetings of stockholders;

●	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	limitations on the liability of and the provision of indemnification to, our director and officers;

●	the right of the board of directors to make, alter, or repeal the our Bylaws; and

●	advance notice requirements for nominations for election to the our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our certificate of incorporation or our bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for common stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Alternus employs a multilayer approach to addressing cybersecurity risk based on the National Institute of Standards and Technology (NIST) framework. It has established a dedicated cybersecurity team that utilizes internal and external assessments, automated monitoring tools, and input from public and private partners to identify potential cyber threats. External third party security firms are engaged to assist with cybersecurity risk assessments, penetration testing and system security analysis. Alternus’s cybersecurity team works in conjunction with the risk management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into Alternus’s Information Security Policy, Alternus’s information technology leadership reviews the company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into Alternus’s Information Security Policy. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

●	expert input from both public and private partnerships;

●	the implementation of a comprehensive cybersecurity policy that encompasses but is not limited to social media, acceptable use (devices, wireless, remote access, internet use), information governance, monitoring, authentication, encryption, vulnerability management, third-party management, and recovery;

●	required annual cybersecurity training for all employees;

●	random employee phish testing and follow-up;

●	procedural and automated cyber controls in conjunction with robust detection, mitigation, and recovery capabilities;

●	the formation of a multidisciplinary cybersecurity incident response team;

●	the integration of multiple threat intelligence sources into our cybersecurity tools and processes;

●	the retention of external cybersecurity threat response resources;

●	the formation of a multidisciplinary cybersecurity incident response team; and

●	multiple cyber event simulation and tabletop exercises per year to hone the cybersecurity incident response team preparedness.

The Alternus board of directors provides enterprise-level oversight of risks associated with cybersecurity threats through the Audit Committee, which assists the Board in fulfilling its oversight responsibilities regarding the Company’s policies and processes with respect to risk assessment and risk management, including any significant non-financial risk exposures; reviewing and discussing the Company’s information security policies and internal controls regarding information security; and reviewing the Company’s annual disclosures concerning the role of the Board in the risk oversight of the Company. The Audit Committee performs an annual review of the Company’s cybersecurity program and receives quarterly updates on key cybersecurity risks, the cybersecurity risk management plan, and cyber incident event trends.

Alternus’s Chief Information Officer (CIO) has primary responsibility for the development and oversight of Alternus’s cybersecurity team and the development and maintenance of the company’s related cybersecurity policies and procedures. The CIO has over 20 years’ experience working in the information and operational technology field. The company’s cybersecurity team continuously assesses the evolving cyber threat landscape based on their expertise and that of our third-party partners. They then work with all parts of Alternus to protect against, detect, identify, respond to, and recover from the risks that cybersecurity threats present. The cybersecurity team views and responds to cybersecurity risks in a holistic manner, applying a comprehensive multilayered strategy to prevent, detect, and mitigate them. They have identified Alternus’s critical cyber assets and taken appropriate steps to protect them. External expertise is regularly engaged to assess Alternus’s cybersecurity program and help the cybersecurity team to strengthen the organization’s monitoring, alerting, prevention, mitigation, and recovery capabilities. Third party cyber vulnerability assessments, maturity assessments, and partnerships are used to assess and refine all elements of our cybersecurity program.

In addition to managing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Risk assessments are performed against third-party service providers with a specific focus on any sensitive data that is to be shared with them. The internal business owners of Alternus’s applications are required to document user access reviews regularly. We request a System and Organizational Controls (SOC) 2 report from the vendors of our enterprise cloud applications. If they do not provide us with a SOC 2, we seek additional compensating risk assurance in our contract language with them. Risks associated with the use of third-party service providers are managed as part of our overall cybersecurity risk management framework.

To continually manage and control the material risks that cybersecurity threats present to the organization, Alternus invests significantly in the cybersecurity elements outlined above. In addition, the Company has made significant investments to fulfill the operational and financial regulatory requirements laid out by the North American Electric Reliability Corporation Critical Infrastructure Protection Standards and Sarbanes-Oxley Act of 2002.

Alternus faces a number of cybersecurity risks in connection with its business. Although such risks have not materially affected us, including our business strategy, results of operations, and financial conditions, to date, we have, from time to time, experienced threats to and breaches of our data systems, including malware, phishing and computer virus attacks. See “Item 1A. Risk Factors” for additional information regarding our organization’s cybersecurity risks, which should be read together with this “Item 1C. Cybersecurity”.

Item 2. Properties.

Our principal executive offices are located at 360 Kingsley Park Drive, Suite 250, Fort Mill, South Carolina 29715.

In addition, we own and operate solar generating facilities located in Romania and the United States. We believe that no single solar generating facility is material to our business, results of operations or financial condition.

The following table provides an overview of our solar generating facilities by country as of the date of this report:

COUNTRY	MEGAWATTS INSTALLED	Percentage
Romania	40.1	91.3%
United States	3.8	8.7%
Total	43.9	100%

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. We are not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

In May of 2023 we received notice that Solartechnik filed an arbitration claim against Alternus Energy Group PLC, Solis Bond Company DAC and ALT POL HC 01 SP. Z.o.o. in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.9 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. We have accrued a liability for this loss contingency in the amount of approximately $5.9 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees and interest that are also alleged by Solartechnik as owed, but at the time of filing this report we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. We intend to vigorously defend this action and have filed a counterclaim against Solartechnik.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “ALCE.”

Holders

As of April, 15, 2024, there were 11 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

The Company has not paid any cash dividends on shares of our common stock to date. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 9, 2022, our board of directors approved and on December 4, 2023 our stockholders approved the Alternus Clean Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 8,000,000 shares of common stock issuable upon the grant of awards. Currently no awards have been granted under the 2023 Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023, the Company made the following unregistered sales securities.

On December 22, 2023, we issued (a) 57,500,000 shares of our common stock to Alternus Energy Group Plc based on a value of $10.00 per share; (b) 7,666,667 shares of our common stock (2,555,556 of which are subject to vesting upon the occurrence of certain events) to Clean Earth Acquisitions Sponsor LLC (the “Sponsor”) upon conversion on a 1-for-1 basis of 7,666,667 Founder Shares purchased at less than $0.01 per share; (c) 1,496,234 shares of common stock to the “Meteora Entities pursuant to a forward purchase agreement valued at $14,597,401.70; (d) 1,320,000 shares of common stock to Wissam Anastas (“WA”) pursuant to the conversion of a convertible note at a price of $0.73; (e) 890,000 shares of common stock to the Sponsor in a private placement as part of units at a price of $10.00 per unit, each unit comprising one share of Class A common stock and one one-half of one warrant to purchase Class A Common Stock; (f) 225,000 shares of common stock to the Sponsor in exchange for the settlement of a $1.5 million note; (g) warrants to purchase up to 300,000 shares of our common stock to SCM Tech, LLC with an exercise price of $0.01 per share valued at $1,497,000; and (h) warrants to purchase up to 100,000 shares of our common stock to SCM Tech, LLC with an exercise price of $11.50 per share valued at $323,000.

The Company had no sales of unregistered equity securities other than as described above during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Transfer Agent

The transfer agent for our common stock and warrant agent is Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company).

Item 6. [Reserved]

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a transatlantic integrated clean energy independent power producer. The Company develops, builds, owns, and operates a diverse portfolio of utility scale solar photo-voltaic (PV) parks that connect directly to national power grids. As of December 31, 2023, the Company’s revenue streams are generated from long-term, government-mandated, fixed price supply contracts with terms of between 15-20 years in the form of either government feed in tariffs (FIT), power purchase agreements (PPA) with investment grade off-takers and other energy incentives. Of the Company’s current annual revenues, approximately 83% are generated from long-term contracts, 10% are derived from revenues generated under contracted power purchase agreements (PPAs) with energy operators that are renewed on an annual basis and 7% by sales to the general energy market in the countries the Company operates. The Company’s goal is to own and operate over 3.0 giga-watts (GWs) of solar parks over the next five years.

The Company was incorporated in Delaware on May 14, 2021 and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued 57,500,000 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

The Company uses annual recurring revenues as a key metric in its financial management information and believes this method better reflects the long-term stability of operations into the future. Annual recurring revenues are defined as the estimated future revenue generated by operating solar parks based on the remaining term, the price received per mega-watt hour (MWh) of energy produced multiplied by the estimated production from each solar park over a full year of operation. It should be noted that the actual revenues reported by the Company in a particular year may be lower than the annual recurring revenues because not all parks may be revenue generating for the full year in their first year of operation. The Company must also account for the timing of acquisitions that take place throughout the financial year.

Impacts of the Ukraine/Russia conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus, Poland, Romania) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. These events have not impacted the physical operations of our facilities in Poland or Romania. However, the Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors.

Known trends or Uncertainties

The Company has a working capital deficiency and negative equity, and management has determined there is doubt about the Company’s ability to continue as a going concern, if planned financings and/or equity raises do not complete. Refer to Footnote 2 of the accompanying financial statements.

The Company is currently working on several processes to address the going concern issue. In January of 2024, ALCE filed an S1 with the SEC in order to raise additional funds in the first half of 2024. We are working with multiple global banks and funds to secure the necessary project financing to execute on our transatlantic business plan.

Competitive Strengths

The Company believes that the following competitive strengths contribute to its success and differentiate the Company from its competitors:

●	The Company is an Independent Power Producer and is comfortable operating across all aspects of the solar PV value chain from development through long-term operational ownership, compared to only buying operating parks where the high levels of competition from investment companies tend to be. Management believes that the Company’s flexibility in this regard makes it a more attractive partner to local developers who benefit from having a single trusted and flexible customer that allows them to plan effectively and grow faster;

●	The Company’s history of identifying and entering new solar PV markets coupled with its on-the-ground capabilities and transatlantic platform gives the Company potential competitive advantages in developing and operating solar parks;

●	The Company’s existing pipeline of owned and contracted solar PV projects provides it with clear and actionable opportunities as well as the ability to cultivate power generation and earnings as these are required;

●	The Company is technology and supplier agnostic and as such has the flexibility to choose from a broad range of leading manufacturers, operations and maintenance (O&M) experts, top tier suppliers, and engineering, procurement, and construction (EPC) vendors across the globe and can benefit from falling component and service costs; and

●	The Company is led by a highly experienced management team and has strong, localized execution capabilities across all key functions and locations.

Vision and Strategy

The Company aims to become one of the leading producers of clean energy in Europe and the U.S. by 2030 and to have commenced delivery of 24/7 clean energy to national power grids. The Company’s business strategy of developing to own and operate a diverse portfolio of solar PV assets that generate stable long-term incomes, in countries which currently have unprecedented positive market forces, positions us for sustained growth in the years to come.

To achieve its goals, the Company intends to pursue the following strategies:

●	Continue our growth strategy which targets acquiring independent solar PV projects that are either in development, in construction, newly installed or already operational, in order to build a diversified portfolio across multiple geographies;

●	Developer and Agent Relationships: long term relationships with high-quality developer partners, both local and international, can reduce competition in acquisition pricing and provide the Company with exclusive rights to projects at varying stages. Additionally, the Company works with established agents across Europe and the United States. Working with these groups provides the Company with an understanding of the market and in some cases enables it to contract projects at the pre-market level. This allows the Company to build a structured pipeline of projects in each country where it currently operates or intends to operate;

●	Expand our transatlantic IPP portfolio in locations that deliver higher yields for lowest equity deployed and attractive returns on investments, and increase and optimize the Company’s long-term recurring revenue and cash flows;

●	Long-term off-take contracts combined with the Company’s efficient operations are expected to provide robust and predictable cash flows from projects and allow for high leverage capacity and flexibility of debt structuring. Our strategy is to reinvest the project cash flows into additional solar PV projects to provide non-dilutive capital for Alternus to “self-fund” future growth;

●	Optimization of financing sources to support long-term growth and profitability in a cost-efficient manner;

●	As a renewable energy company, we are committed to growing our portfolio of clean energy parks in the most sustainable way possible. The Company is highly aware and conscious of the ever growing need to mitigate the effects of climate change, which is evident by its core strategy. As the Company grows, it intends to establish a formal sustainability policy framework in order to ensure that all project development is carried out in a sustainable manner mitigating any potential localized environmental impacts identified during the development, construction and operational process.

Given the long-term nature of our business, the Company does not operate its business on a quarter-by-quarter basis, but rather, with long-term shareholder value creation as a priority. The Company aims to maximize return for its shareholders by originating from the ground up and/or acquiring projects during the development cycle, installation stage, or already operational.

We intend that the parks we own and operate will have a positive cash flows with long-term income streams at the lowest possible risk. To this end we use Levelized Cost of Energy (“LCOE”) as a key criterion to ranking the projects we consider for development and/or acquisition. The LCOE calculates the total cost of ownership of the parks over their expected life reflected as a rate per megawatt hour (MWh). Once the income rates for the selected projects are higher than this rate, the project will be profitable for its full life, including initial capex costs. The Company will continue to operate with this priority as we continue to invest in internal infrastructure and additional solar PV power plants to increase installed power and resultant stable long-term revenue streams.

Key Factors that Significantly Affect Company Results of Operations and Business

The Company expects the following factors will affect its results of operations – inflation and energy rate fluctuations.

Offtake Contracts

Company revenue is primarily a function of the volume of electricity generated and sold by its renewable energy facilities as well as, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. The Company’s current portfolio of renewable energy facilities is generally contracted under long-term FIT programs or PPAs with investment grade counterparties. As of December 31, 2023, the average remaining life of its FITs and PPAs was 10.5 years. Pricing of the electricity sold under these FITs and PPAs is generally fixed for the duration of the contract, although some of its PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

The Company also generates Renewable Energy Credit (RECs) as the Company produces electricity. RECs are accounted for as government incentives and are considered operational revenue as part of the solar facilities.

Project Operations and Generation Availability

The Company revenue is a function of the volume of electricity generated and sold by Company renewable energy facilities. The volume of electricity generated and sold by the Company’s renewable energy facilities during a particular period is impacted by the number of facilities that have achieved commercial operations, as well as both scheduled and unexpected repair and maintenance required to keep its facilities operational.

The costs the Company incurs to operate, maintain and manage renewable energy facilities also affect the results of operations. Equipment performance represents the primary factor affecting the Company’s operating results because equipment downtime impacts the volume of the electricity that the Company can generate from its renewable energy facilities. The volume of electricity generated and sold by the Company’s facilities will also be negatively impacted if any facilities experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, or other events beyond the Company’s control.

Seasonality and Resource Variability

The amount of electricity produced, and revenues generated by the Company’s solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. As shorter daylight hours in winter months result in less irradiation, the electricity generated by these facilities will vary depending on the season. Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As most of the Company’s solar power plants are in the Northern Hemisphere, the Company expects its current solar portfolio’s power generation to be at its lowest during the first and fourth quarters of each year. Therefore, the Company expects first and fourth quarter solar revenue to be lower than in other quarters. As a result, on average, each solar park generates approximately 15% of its annual revenues in Q1 every year, 37% in each of Q2 and Q3, and the remaining 11% in Q4. The Company’s costs are relatively flat over the year, and so the Company will always report lower profits in Q1 and Q4 as compared to the middle of the year.

Interest Rates on Company Debt

Interest rates on the Company’s senior debt are mostly variable for the full term of the finance at interest rates ranging from 6% to 18%. The relative certainty of cash flows provides sufficient coverage ratios.

In addition to the project specific senior debt, the Company uses a small number of promissory notes in order to reduce, and in some cases eliminate, the requirement for the Company to provide equity in the acquisition of the projects. As of December 31, 2023, 97.6% of the Company’s total liabilities were project-related debt.

Cash Distribution Restrictions

In certain cases, the Company, through its subsidiaries, obtain project-level or other limited or non-recourse financing for Company renewable energy facilities which may limit these subsidiaries’ ability to distribute funds to the Company for corporate operational costs. These limitations typically require that the project-level cash is used to meet debt obligations and fund operating reserves of the operating subsidiary. These financing arrangements also generally limit the Company’s ability to distribute funds generated from the projects if defaults have occurred or would occur with the giving of notice or the lapse of time, or both.

Renewable Energy Facility Acquisitions and Investments

The Company’s long-term growth strategy is dependent on its ability to acquire additional renewable power generation assets. This growth is expected to be comprised of additional acquisitions across the Company’s scope of operations both in its current focus countries and new countries. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.

Management believes renewable power has been one of the fastest growing sources of electricity generation globally over the past decade. The Company expects the renewable energy generation segment to continue to offer growth opportunities driven by:

●	The continued reduction in the cost of solar and other renewable energy technologies, which the Company believes will lead to grid parity in an increasing number of markets;

●	Distribution charges and the effects of an aging transmission infrastructure, which enable renewable energy generation sources located at a customer’s site, or distributed generation, to be more competitive with, or cheaper than, grid-supplied electricity;

●	The replacement of aging and conventional power generation facilities in the face of increasing industry challenges, such as regulatory barriers, increasing costs of and difficulties in obtaining and maintaining applicable permits, and the decommissioning of certain types of conventional power generation facilities, such as coal and nuclear facilities;

●	The ability to couple renewable energy generation with other forms of power generation and/or storage, creating a hybrid energy solution capable of providing energy on a 24/7 basis while reducing the average cost of electricity obtained through the system;

●	The desire of energy consumers to lock in long-term pricing for a reliable energy source;

●	Renewable energy generation’s ability to utilize freely available sources of fuel, thus avoiding the risks of price volatility and market disruptions associated with many conventional fuel sources;

●	Environmental concerns over conventional power generation; and

●	Government policies that encourage the development of renewable power, such as country, state or provincial renewable portfolio standard programs, which motivate utilities to procure electricity from renewable resources.

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2022 and 2023, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

Foreign Exchange

The Company’s operating results are reported in United States (USD) Dollars. The Company’s current project revenue and expenses are generated in other currencies, including the Euro (EUR), the Polish Zloty (PLN), and the Romanian Lei (RON). This mix may continue to change in the future if the Company elects to alter the mix of its portfolio within its existing markets or elect to expand into new markets. In addition, the Company’s investments (including intercompany loans) in renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, the Company expects revenue and expenses will be exposed to foreign exchange fluctuations in local currencies where the Company’s renewable energy facilities are located. To the extent the Company does not hedge these exposures, fluctuations in foreign exchange rates could negatively impact profitability and financial position.

Key Metrics

Operating Metrics

The Company regularly reviews several operating metrics to evaluate its performance, identify trends affecting its business, formulate financial projections and make certain strategic decisions. The Company considers a solar park operating when it has achieved connection and begins selling electricity to the energy grid.

Operating Nameplate capacity

The Company measures the electricity-generating production capacity of its renewable energy facilities in nameplate capacity. The Company expresses nameplate capacity in direct current (DC), for all facilities. The size of the Company’s renewable energy facilities varies significantly among the assets comprising its portfolio.

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The table below outlines the Company’s operating renewable energy facilities as of December 31, 2023 and 2022.

	Year Ended December 31,
MW (DC) Nameplate capacity by country	2023	2022
Romania	40.1	40.1
Italy	-	10.5
United States	3.8	0.4
Total	43.9	51.0

Discontinued Operations:
Netherlands	11.8	11.8
Poland	88.4	88.4
Total	100.2	100.2
Total for the period	144.1	151.2

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Italy reflect the actual volume of electricity sold during the year before the operating parks were sold on December 28, 2023. The Company’s MWh sold for renewable energy facilities for the years ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31,
MWh (DC) Sold by country	2023	2022
Romania	50,491	52,193
Italy	10,224	11,282
United States	1,761	-
Total	62,476	63,475

Discontinued Operations:
Netherlands	11,083	12,479
Poland	91,904	98,340
Total	102,987	110,819
Total for the period	165,463	174,294

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Revenues	$20,084	$17,089

Operating Expenses
Cost of revenues	(4,468)	(4,439)
Selling, general and administrative	(11,228)	(5,720)
Depreciation, amortization, and accretion	(3,657)	(3,677)
Development costs	(798)	(11,372)
Loss on disposal of assets	(5,501)	(79)
Total operating expenses	(25,652)	(25,287)

Loss from continuing operations	(5,568)	(8,198)

Other income/(expense):
Interest expense	(18,562)	(10,256)
Valuation on FPA Asset	(16,642)	-
Solis bond waiver fee	(11,232)	-
Other expense	(1,642)	(684)
Other income	9	569
Total other expenses	(48,069)	(10,371)
Loss before provision for income taxes	(53,637)	(18,569)
Income taxes	(15)	-
Net loss from continuing operations	(53,652)	(18,569)

Discontinued operations:
Income/(loss) from operations of discontinued business component	(3,885)	141
Impairment loss recognized on the remeasurement to fair value less costs to sell	(11,766)	-
Income tax	(161)	(21)
Net income/(loss) from discontinued operations	(15,812)	120
Net loss for the period	$(69,464)	$(18,449)

Net loss attributable to common stockholders, basic	(53,652)	(18,569)
Net loss attributable to common stockholders, diluted	(53,652)	(18,569)
Net loss per share attributable to common stockholders, basic	(0.93)	(0.32)
Net loss per share attributable to common stockholders, diluted	(0.93)	(0.32)
Weighted-average common stock outstanding, basic	57,862,598	57,500,000
Weighted-average common stock outstanding, diluted	57,862,598	57,500,000

Comprehensive loss:
Net loss	$(69,464)	$(18,449)
Foreign currency translation adjustment	714	(991)
Comprehensive loss	$(68,750)	$(19,440)

Fiscal Year Ended December 31, 2023 compared to December 31, 2022.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC or in the day-ahead or spot market.

Revenue

Revenue for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
Revenue by Country	2023	2022	Change ($)	Change (%)
	(in thousands)
Italy	$3,360	$3,354	$6	0%
Romania	16,608	13,710	2,898	21%
United States	116	25	91	364%
Total for continuing operations	$20,084	$17,089	$2,995	18%

Discontinued Operations:
Netherlands	$2,840	$1,596	$1,244	78%
Poland	7,593	10,709	(3,116)	(29)%
Total for discontinued operations	$10,433	$12,305	$(1,872)	(15)%
Total for the period	$30,517	$29,394	$1,123	4%

Revenue for continuing operations increased by $3.0 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to a higher volume of Green Certificates being sold in 2023 and additional FIT contracts being signed.

Revenue for discontinued operations decreased by $1.9 million due to lower electricity pricing and actual irradiation from seasonal weather conditions in Poland.

	Year Ended December 31,
Revenue by Offtake Type	2023	2022	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FIT)	$2,972	$2,885	$87	3%
Green Certificates (FIT)	10,548	9,409	1,139	12%
Energy Offtake Agreements (PPA)	6,560	4,795	1,765	37%
Other Revenue	4	-	4	100%
Total for continuing operations	$20,084	$17,089	$2,995	18%

Discontinued Operations:
Country Renewable Programs (FIT)	$5,499	$6,994	$(1,495)	(21)%
Guarantees of Origin	129	44	85	193%
Energy Offtake Agreements (PPA)	4,805	5,267	(462)	(9)%
Total for discontinued operations	$10,433	$12,305	$(1,872)	(15)%
Total for the period	$30,517	$29,394	$1,123	4%

Cost of Revenues

The Company capitalizes its equipment costs, development costs, engineering and construction related costs, that are deemed recoverable. The Company’s cost of revenues with regards to its IPP solar parks is primarily a result of the asset management, operations and maintenance, as well as tax, insurance, and lease expenses. Certain economic incentive programs, such as FIT regimes, generally include mechanisms that ratchet down incentives over time. As a result, the Company seeks to connect its IPP solar parks to the local power grids and commence operations in a timely manner to benefit from more favorable existing incentives. Therefore, the Company generally seeks to make capital investments during times when incentives are most favorable.

Cost of revenues for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
Cost of Revenues by Country	2023	2022	Change ($)	Change (%)
	(in thousands)
Italy	$1,204	$812	$392	48%
Romania	3,167	3,627	(460)	(13)%
United States	97	-	97	100%
Total for continuing operations	$4,468	$4,439	$29	(1)%

Discontinued Operations:
Netherlands	$450	$368	$82	22%
Poland	3,768	4,104	(336)	(8)%
Total for discontinued operations	$4,218	$4,472	$(254)	(6)%
Total for the period	$8,686	$8,911	$(225)	(3)%

Cost of revenues for continuing operations decreased by $0.03 million for the year ended 2023 compared to 2022. The decrease was primarily due to a drop in operational costs for Romanian parks which was slightly offset by an increase in the operational costs for the Italian parks before those Italian parks were sold.

Cost of revenues for discontinued operations decreased by $0.2 million for the year ended 2023 compared to 2022 primarily due to a drop in operational costs for the Polish parks.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$11,228	$5,720	$5,508	96%
Total for continuing operations	$11,228	$5,720	$5,508	96%
Total for the period	$11,228	$5,720	$5,508	96%

Selling, general and administrative expenses for continuing operations increased by $5.5 million for the year ended December 31, 2023 compared to 2022. The majority of this increase was compensation related expenses from additional headcount to support growth initiatives, costs that could not be capitalized into projects and additional audit and accounting fees, legal costs relating to the business combination with Clean Earth.

There were no selling, general and administrative expenses for discontinued operations for the year ended December 31, 2023 and 2022.

Acquisition Costs

As discussed in Footnote 6 – Business Combinations and Acquisitions of Assets to its consolidated financial statements, the Company acquired three SPVs in March 2022 in Poland, all accounted for as asset acquisitions under ASC 805. Refer to Footnote 6 Business Combination and Acquisitions of Assets for more information.

Development Cost

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Development Cost	$798	$11,372	$(10,574)	(93)%
Total for continuing operations	$798	$11,372	$(10,574)	(93)%
Total for the period	$798	$11,372	$(10,574)	(93)%

Development cost decreased by $10.6 million for the year ended December 31, 2023 compared to 2022, due to final work performed for projects abandoned for the development of renewable energy projects. This decrease was directly related to the costs incurred by the abandonment of the project Solartechnik in Poland in 2022.

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if there is material change in budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Footnote 19 to the accompanying financial statements for more detail of development cost.

There were no development costs for discontinued operations for the year ended December 31, 2023 and 2022.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization and accretion expenses for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$3,657	$3,677	$(20)	(1)%
Total for continuing operations	$3,657	$3,677	$(20)	(1)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$2,963	$2,982	$(19)	(1)%
Total for discontinued operations	$2,963	$2,982	$(19)	(1)%
Total for the period	$6,620	$6,659	$(39)	(1)%

Depreciation and Amortization expense for continuing operations for the twelve-months ended December 31, 2023 and 2022 was $3.7 million.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $0.01 million for the year ended December 31, 2023, compared to 2022.

Loss on Disposal of Assets

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Loss on disposal of assets	$4,854	$79	$4,775	6,044%
Costs related to disposal of asset	647	-	647	100%
Total for continuing operations	$5,501	$79	$5,422	6,863%

Discontinued Operations:
Costs related to disposal of asset	$137	$-	$137	100%
Total for discontinued operations	$137	$-	$137	100%
Total for the period	$5,638	$79	$5,559	7,037%

Loss on disposal of assets for continuing operations increased by $5.4 million for the year ended December 31, 2023 compared to 2022. On December 27, 2023, the Company sold its operating parks in Italy with a carrying value of $22.3 million for $17.4 million resulting in a $4.9 million loss. The costs incurred to complete the transaction totaled $0.6 million and are reported together with the disposal of the assets according to ASC 360-10-35-38.

Loss on disposal of assets for discontinued operations increased by $0.1 million for the year ended December 31, 2023 compared to 2022. The Company incurred fees in 2023 that are directly related to the sale of the operating parks in Poland and the Netherlands. The Company expects to incur more fees for additional services related to the disposition of these assets until the assets are sold.

Interest Expense, Other Income, and Other Expense

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Interest expense	$(18,562)	$(10,256)	$(8,306)	81%
Valuation on FPA asset	(16,642)	-	(16,642)	100%
Solis bond waiver fee	(11,232)	-	(11,232)	100%
Other expense	(1,642)	(684)	(958)	140%
Other income	9	569	(560)	(98)%
Total for continuing operations	$(48,069)	$(10,371)	$(37,698)	363%

Discontinued Operations:
Interest income/(expense)	$(6,781)	$(4,680)	$(2,101)	45%
Other income	-	2	(2)	(100)%
Other expense	(219)	(32)	(187)	584%
Total for discontinued operations	$(7,000)	$(4,710)	$(2,290)	49%
Total for the period	$(55,069)	$(15,081)	$(39,988)	265%

Total other expenses for continuing operations increased by $37.7 million for the year ended December 31, 2023 compared to the same period in 2022. The primary drivers causing the increase from 2022 is the recognition of a $11.2 million bond waiver fee for the Solis bond, the recognition of a $16.6 million valuation on the Forward Purchase Agreement, and a $8.3 million increase in interest expense due to increase of the effective interest rate of the Solis bond from 6.5% to 10.1%.

Total other expenses for discontinued operations increased by $2.3 million for the year ended December 31, 2023 compared to the same period in 2022 mainly driven by a $2.1 million increase in interest expense due to increase of the effective interest rate of the Solis bond increasing from 6.5% to 10.1%. There was an additional $0.2 million of miscellaneous expenses in Poland.

Income Tax

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Corporate tax expense	$(15)	$-	$(15)	100%
Total for continuing operations	$(15)	$-	$(15)	100%

Discontinued Operations:
Corporate tax expense	$(161)	$(21)	$(140)	667%
Total for discontinued operations	$(161)	$(21)	$(140)	667%
Total for the period	$(176)	$(21)	$(155)	738%

Income tax expense for continuing operations increased by $0.01 million for the year ended December 31, 2023 compared to the same period in 2022. The increase represents a fourth quarter estimated tax payment made to the Internal Revenue Service by Clean Earth prior to the completion of the business combination.

Income tax expense for discontinued operations increased by $0.1 million for the year ended December 31, 2023 compared to the same period in 2022. Zonnepark Rilland receives a fixed payment each month per agreed rates with the customer. In the second quarter of the following year, the customer settles any difference in the average rates for the prior year and the agreed upon rate for the prior year. This settlement of the rates exceeded the receivables the company had booked and resulted in extra income recognized in 2022. The additional income received resulted in a higher tax liability and a balance due in 2022. The balance due was paid at the time of filing in 2023.

Impairment Loss Recognized

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
	(in thousands)
Discontinued Operations:
Impairment loss recognized on the remeasurement to fair value less costs to sell	$(11,766)	$-	$(11,766)	100%
Total for discontinued operations	$(11,766)	$-	$(11,766)	100%
Total for the period	$(11,766)	$-	$(11,766)	100%

Impairment loss recognized for discontinued operations increased by $11.8 million for the year ended December 31, 2023 compared to the same period in 2022. The increase represents the expected loss at December 31, 2023 on the sale of the assets. There was no indication of impairment for the Netherlands as of December 31, 2023.

Net Loss

Net loss for continuing operations increased by $35.1 million for the year ended December 31, 2023 compared to the same period 2022. This is primarily due to an increase in SG&A expense of $5.5 million, other expense of $29.4 million, interest expense of $8.4 million and a loss on disposal of asset of $5.4 million. This was partially offset by an increase in revenue of $3.0 million, and decreased development cost of $10.6 million.

Net income for discontinued operations decreased by $15.9 million for the year ended December 31, 2023 compared to the same period 2022. This is primarily due to an increase in impairment loss of $11.8 million, interest expense of $2.1 million, other expense of $0.2 million, tax expense of $0.1 million, loss on disposal of asset of $0.1 million and decreased revenues of $1.9 million. This was partially offset by a decrease in cost of revenues of $0.3 million.

Liquidity and Capital Resources

Capital Resources

A key element to the Company’s financing strategy is to raise much of its debt in the form of project specific non-recourse borrowings at its subsidiaries with investment grade metrics. Going forward, the Company intends to primarily finance acquisitions or growth capital expenditures using long-term non-recourse debt that fully amortizes within the asset’s contracted life, as well as retained cash flows from operations and issuance of equity securities through public markets.

The following table summarizes certain financial measures that are not calculated and presented in accordance with U.S. GAAP, along with the most directly comparable U.S. GAAP measure, for each period presented below. In addition to its results determined in accordance with U.S. GAAP, the Company believes the following non-U.S. GAAP financial measures are useful in evaluating its operating performance. The Company uses the following non-U.S. GAAP financial information, collectively, to evaluate its ongoing operations and for internal planning and forecasting purposes.

The following non-U.S. GAAP table summarizes the total capitalization and debt as of December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Senior Secured Green Bonds	$166,122	$149,481
Senior Secured debt and promissory notes	32,312	13,486
Total debt	198,434	162,967
Less current maturities	(198,434)	-
Long term debt, net of current maturities	$-	$162,967

Current Maturities	$198,434	$-
Less current debt discount	(892)	-
Current Maturities net of debt discount	$197,542	$-

Long-term maturities	$-	$162,967
Less long-term debt discount	-	(4,272)
Long-term maturities net of debt discount	$-	$158,695

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$4,618	$705
Restricted cash	19,161	6,598
Available capital from continuing operations	$23,779	$7,303

Discontinued operations:
Cash and cash equivalents	$785	$444
Restricted cash	-	-
Available capital from discontinued operations	$785	$444

Restricted Cash relates to balances that are in the bank accounts for specific defined purposes and cannot be used for any other undefined purposes. The increase was related to the sale of the Italian assets which is in escrow to reduce the principal of the Green Bonds. Refer to Footnote 3 – Summary of Significant Accounting Policies for further discussion of restricted cash.

Liquidity Position

Our consolidated financial statements for the year ended December 31, 2023 and 2022 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

In January 2021, one of the Company’s subsidiaries, Solis Bond Company DAC (“Solis”), issued a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments. The bond agreement is for repaying existing facilities of approximately $40 million (€33 million), and funding acquisitions of approximately $87.2 million (€72.0 million). The bonds are secured by the Solis’ underlying assets. The Company raised approximately $125.0 million (€110.0 million) in the initial funding. In November 2021, Solis, completed an additional issue of $24 million (€20 million). The additional Issue was completed at an issue price of 102% of par value, corresponding to a yield of 5.5%. The Company raised $11.1 million (€10 million) in March 2022 at 97% for an effective yield of 9.5%. In connection with the bond agreement the Company incurred approximately $11.8 million in debt issuance costs. The Company recorded these as a discount on the debt and they are being amortized as interest expense over the contractual period of the bond agreement. As of December 31, 2023 and 2022 there was $166.1 million and $149.5 million outstanding on the Bond, respectively.

As of December 31, 2022, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond, January 6, 2024. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on January 6, 2024. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans.

In April 2023 the bondholders approved a temporary waiver and an amendment to the bond terms to allow for a change of control in Solis (which allows for the transfer of Solis and its subsidiaries underneath Clean Earth Acquisitions Corp. on Business Combination Closing). In addition, bondholders received a preference share in an Alternus holding company, AEG JD 02 Limited, which holds certain development projects in Spain and Italy. The shares will have preference on any distribution up to €10 million, and AEG JD 02 will divest assets to ensure repayment of the €10 million should the bonds not have been fully repaid at maturity (January 6, 2024). Finally, bondholders will receive a 1% amendment fee, which equates to €1.4 million.

On June 5, 2023 the bondholders approved an extension to the waiver to September 30, 2023 and the bond trustee was granted certain additional information rights and the right to appoint half of the members of the board of directors of Solis, in addition to the members of the board appointed by the Company. Under the waiver agreement, as extended, Solis must fully repay the Bonds by September 30, 2023. If Solis is unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders, which as of September 30, 2023 is currently €150,000,000 (approximately $159,000,000). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated.

On October 16 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion, which was subsequently approved by a majority of the bondholders on January 3, 2024. On March 12, 2024, the bondholders approved an additional extension to April 30, 2024. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.5 million).

Subsequently, on January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024 Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds (See Footnote 26).

Financing Activities

On December 21, 2022, the Company’s wholly owned Irish subsidiaries, AEG JD 01 LTD and AEG MH 03 LTD entered in a financing facility with Deutsche Bank AG (“Lender”). This is a committed revolving debt financing of €80,000,000 to finance eligible project costs for the acquisition, construction, and operation of installation/ready to build solar PV plants across Europe, including the capacity for the financing to be upsized via a €420,000,000 uncommitted accordion facility to finance a pipeline of further projects across Europe (the “Warehouse Facility”). The Warehouse Facility, which matures on the third anniversary of the closing date of the Credit Agreement (the “Maturity Date”), bears interest at Euribor plus an aggregate margin at a market rate for such facilities, which steps down by 0.5% once the underlying non-Euro costs financed reduces below 33.33% of the overall costs financed. The Warehouse Facility is not currently drawn upon, but a total of approximately €1,800,000 in arrangement and commitment fees is currently owed to the Lender. Once drawn, the Warehouse Facility capitalizes interest payments until projects reach their commercial operations dates through to the Maturity Date; it also provides for mandatory prepayments in certain situations.

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. Due to these addendums, $2.4 million of interest was recognized in the period ended December 31, 2023. The Company had principal outstanding of $11.0 million and $10.7 million as of December 31, 2023 and 2022, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.5% and an original maturity date of June 29, 2023. On January 26, 2024 the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. The Company had principal outstanding of $4.3 million and $2.8 million as of December 31, 2023 and 2022, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.5% and due May 31, 2024. This note had a principal outstanding balance of $717 thousand as of December 31, 2023.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. In March 2024, the loan was further extended to May 31, 2024 with the rate reduced to 1.5%. The project is expected to start operating in Q1 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of December 31, 2023.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a bank loan having a six-month term and accruing ’Six Month Euribor’ plus 2% margin, currently 5.9% interest. On January 24, 2024, the maturity date was extended to July 28, 2024. The portfolio consists of six projects totaling 24.4 MWp. This note had a principal outstanding balance of $3.3 million as of December 31, 2023.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. The Company had a principal outstanding balance of $3.2 million as of December 31, 2023.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of December 31, 2023.

In December 2023, the Company assumed an existing loan balance of $1.6 million with a 0% interest rate until perpetuity as part of the Business Combination with Clean Earth. The Company had a principal outstanding balance of $1.6 million as of December 31, 2023.

Material Cash Requirements from Known Contractual Obligations

The Company’s contractual obligations consist of operating leases generally related to the rent of office building space, as well as land upon which the Company’s solar parks are built. These leases include those that have been assumed in connection with the Company’s asset acquisitions. The Company’s leases are for varying terms and expire between 2027 and 2055.

For the year ending December 31, 2023 and 2022, the Company incurred operating lease expenses from continuing operations of $212 thousand and $162 thousand, respectively. The following table summarizes the Company’s future minimum contractual operating lease payments as of December 31, 2023.

Maturities of lease liabilities as of December 31, 2023 were as follows:

(in thousands)
Five-year lease schedule:
2024	$231
2025	237
2026	242
2027	248
2028	216
Thereafter	2,064
Total lease payments	3,238
Less imputed interest	(1,811)
Total	$1,427

The Company had no finance leases as of December 31, 2023.

In April 2022, the Company entered a new lease for additional office space in Fort Mill, South Carolina with a term of 7.5 years. The estimated annual cost of the lease is $147 thousand.

In October 2023, the Company entered a new lease for land in Madrid, Spain where solar parks are planned to be built. The lease term is 35 years with an estimated annual cost of $32 thousand.

In March 2022, the Company bought the Gardno and Gardno 2 parks in Poland, acquiring two operating leases to the land where the solar parks are located. The combined estimated annual cost of the leases is $69 thousand. The leases commenced in 2021 and run through 2046. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

In March 2022, the Company bought the Rakowic park in Poland, acquiring an operating lease for the land where the solar parks are located. The combined estimated annual cost of the leases is $7 thousand. The leases commenced in 2022 and run through 2046. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

Cash Flow Discussion

The Company uses traditional measures of cash flows, including net cash flows from operating activities, investing activities and financing activities to evaluate its periodic cash flow results.

For the Year Ended December 31, 2023 compared to December 31, 2022

The following table reflects the changes in cash flows for the comparative periods:

	Year Ended December 31,
	2023	2022	Change ($)
	(in thousands)
Net cash provided by (used in) operating activities	10,438	(8,645)	19,083
Net cash provided by (used in) operating activities – Discontinued Operations	2,774	1,255	1,519

Net cash provided by (used in) investing activities	(675)	(4,973)	(4,298)
Net cash provided by (used in) investing activities – Discontinued Operations	(83)	(12,429)	(12,346)

Net cash provided by (used in) financing activities	8,997	5,006	3,991
Net cash provided by (used in) financing activities – Discontinued Operations	(5,067)	7,325	(12,392)

Effect of exchange rate on cash	433	(558)	991

Net Cash Used in Operating Activities

Net cash provided by continuing operating activities for the year ended December 31, 2023 compared to 2022 increased by $19.1 million. The net loss increased by $35.1 million in 2023, which was mainly due to an increase of interest expense, the recognition of the $11.1 million bond waiver for the Solis bond, the recognition of a $16.6 million valuation on the Forward Purchase Agreement, and $3.7 million of depreciation expense. This was partially offset by the $17 million of cash received from the sale of the Italian parks on December 28, 2023 and an increase of gross revenue received from Green Certificates revenue in Romania. All expenses contributing to the decrease in the net loss are non-cash items recognized on the Consolidated Statement of Operation and Comprehensive Loss.

Net cash provided by discontinued operating activities for the year ended December 31, 2023 compared to 2022 increased by $1.5 million. The net loss increased by $15.9 million in 2023, which was mainly due to an increase in interest expense and recognition of an $11.7 million impairment on assets held for sale in Poland. This was partially offset by increased revenues for Rilland. The impairment expense was a non-cash item to analyze the impact of the sale of the Polish parks had the transaction occurred in 2023. This expense is recognized on the Consolidated Statement of Operation and Comprehensive Loss.

Net Cash Used in Investing Activities

Net cash used in continuing investing activities for the year ended December 31, 2023 compared to 2022 decreased by $4.3 million. This was a result of the increase in costs for construction of parks in the U.S., the development and pursuit of potential projects in Italy and Spain, and the purchase of other miscellaneous assets relative to the operations of the Company. This was offset by the $17 million of cash received for the sale of the Italian parks sold on December 28, 2023.

Net cash used in discontinued investing activities for the year ended December 31, 2023 compared to 2022 decreased by $12.3 million. This was a result in the decrease of acquisition costs in 2023 compared to the $12.3 million of acquisitions in Poland during 2022.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the year ended December 31, 2023 compared to 2022 increased by $4.0 million mainly driven by intercompany transaction activity due to the business combination and $2.6 million of cash received net of transaction costs from the business combination.

Net cash provided by discontinued financing activities for the year ended December 31, 2023 compared to 2022 decreased by $12.4 million due to no new acquisitions in 2023.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in its consolidated financial statements and related footnotes. In preparing these consolidated financial statements, the Company has made its best estimates of certain amounts included in the consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at the Company’s critical accounting estimates, factors the Company considers include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. The Company’s critical accounting policies are discussed below.

Business Combinations

The Company acquires assets which operate in nature with existing revenue streams and assets which are constructed for the purpose of being sold. The Company applies the screen test per ASC 805 to determine an asset acquisition versus business combination and accounts for business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at fair value at the acquisition date. The Company also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determine what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred. Cost directly attributed to an asset acquisition are capitalized to the asset per ASC 805 Business combinations is a critical accounting policy as there are significant judgments involved in the allocation of acquisition costs and determining the fair value of the net assets acquired. Refer to Footnote 6 to the accompanying financial statements for more information.

When the Company acquires renewable energy facilities, the Company allocates the purchase price to; (i) the acquired tangible assets and liabilities assumed, primarily consisting of plant equipment and long-term debt, (ii) the identified intangible assets and liabilities, primarily consisting of the value of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs, (iii) non-controlling interests, and (iv) other working capital items based in each case on their fair values in accordance with ASC 805.

The Company performs the analysis of the acquisition using income approach valuation methodology. Factors considered by management in its analysis include considering current market conditions and costs to construct similar facilities. The Company also considers information obtained about each facility as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value, the Company also establishes estimates of energy production, current in-place and market power purchase rates, tax credit arrangements and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired, and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired, and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. Transaction costs, including legal and financing fees directly related to the acquisition, incurred are capitalized as a component of the assets acquired.

The allocation of the purchase price directly affects the following items in the Company consolidated financial statements:

●	The amount of purchase price allocated to the various tangible and intangible assets, liabilities and non-controlling interests on the Company balance sheet;

●	The amounts allocated to current assets or current liabilities are allocated at the acquisition value. The amounts allocated to long term tangible assets and intangibles are amortized to depreciation or amortization expense, and

●	The period over which tangible and intangible assets and liabilities are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets and liabilities will have a direct impact on Company results of operations.

Measurement of Level 3 Assets

Financial assets where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting standards. The fair value of these Level 3 financial assets is determined using a third party pricing service using Monte Carlo simulations or similar techniques for which the determination of fair value requires significant management judgment or estimation. The Level 3 gains and losses are valued quarterly and recorded in earnings.

Impairment of Renewable Energy Facilities

Renewable energy facilities that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between an asset’s carrying amount and its fair value. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company has no derivative financial instruments or derivative commodity instruments.

Foreign Currency Risk

The Company is exposed to foreign currency risk as a result of certain transactions and borrowings which are denominated in foreign currencies. The Company’s current asset portfolio generates revenue and incurs expenses in other currencies, including the Euro, the Romanian Lei, and the Polish Zloty.

In addition, the Company is exposed to currency risk associated with translating its functional currency financial statements into its reporting currency, which is the U.S. dollar. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar.

The Company manages its exposure to currency risk by commercially transacting in the currencies in which the Company materially incurs operating expenses. The Company limits the extent to which it incurs operating expenses in other currencies, wherever possible, thereby minimizing the realized and unrealized foreign exchange gain/(loss). The currency of the Company’s borrowing is, in part, matched to the currencies expected to be generated from the Company’s operations. Intercompany funding is typically undertaken in the functional currency of the operating entities or undertaken to ensure offsetting currency exposures.

Interest Rate Risk

Fluctuations in interest rates can impact the value of investments and financing activities, giving rise to interest rate risk. The debt of the Company is comprised of different instruments, which bear interest at either fixed or floating interest rates. The ratio of fixed and floating rate instruments in the loan portfolio is monitored and managed. Refer to Footnote 15 – Green Bonds, Convertible and Non-convertible Promissory Notes for more information.

The Company believes that the interest rates on all borrowings compare favorably with those rates available in the market.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC.

We expect to remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we, as applicable, have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, or (ii) our annual revenues are greater than or equal to $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is greater than or equal to $700 million as of the end of that fiscal year’s second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Mazars USA LLP 135 West 50th Street New York, New York 10020 Tel: 212.812.7000 www.mazars.us

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Alternus Clean Energy, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alternus Clean Energy, Inc (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since inception, has insufficient cash flows from its operating activities, has an accumulated deficit and its assets already are pledged to secure our indebtedness to various third party secured creditors. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 15, 2024

Mazars USA LLP is an independent member firm of Mazars Group.

Block 3 Harcourt Centre Harcourt Road Dublin 2 DO2 A339 Ireland Tel: +353 1 449 4400 www.mazars.ie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Alternus Clean Energy, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alternus Clean Energy, Inc (the Company) as of December 31, 2022, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since inception, has insufficient cash flows from its operating activities, has an accumulated deficit and its assets already are pledged to secure our indebtedness to various third party secured creditors. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars Ireland

We have served as the Company’s auditor since 2022.

Dublin, Ireland

April 15, 2024

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,	As of December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$4,618	$705
Accounts receivable, net	651	3,335
Unbilled energy incentives earned	5,607	4,954
Prepaid expenses and other current assets	3,344	1,482
Taxes recoverable	631	1,388
Restricted Cash	19,161	-
Current discontinued assets held for sale	80,943	-
Total Current Assets	114,955	11,864

Property and equipment, net	61,302	68,953
Right of use asset	1,330	1,004
Restricted cash	-	6,598
Other receivable	1,483	-
Capitalized development cost and other long-term assets, net	6,216	2,146
Non-current discontinued assets held for sale	-	87,750
Total Assets	$185,286	$178,315

LIABILITIES AND SHAREHOLDER’’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,084	$1,138
Accrued liabilities	24,410	3,471
Taxes payable	14	616
Deferred income	5,607	4,954
Operating lease liability	175	75
Green bonds	166,122	-
Convertible and non-convertible promissory notes, net of debt issuance costs	31,420	-
Current discontinued liabilities held for sale	14,259	-
Total Current Liabilities	247,091	10,254

Green bonds	-	149,481
Convertible and non-convertible promissory notes, net of debt issuance costs	-	9,214
Operating lease liability, net of current portion	1,252	960
Asset retirement obligations	197	397
Non-current discontinued liabilities held for sale	-	10,591
Total Liabilities	248,540	180,897

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of December 31, 2023. 0 issued and outstanding as of December 31, 2023.	-	-
Common Stock, $0.0001 par value, 150,000,000 authorized as of December 31, 2023; 71,905,363 issued and outstanding as of December 31, 2023 and 57,500,000 issued and outstanding as of December 31, 2022.	7	6
Additional paid in capital	27,874	19,797
Foreign Currency Translation Reserve	(2,924)	(3,638)
Accumulated deficit	(88,211)	(18,747)
Total Shareholders’ Deficit	(63,254)	(2,582)
Total Liabilities and Shareholder’ Deficit	$185,286	$178,315

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31
	2023	2022

Revenues	$20,084	$17,089

Operating Expenses
Cost of revenues	(4,468)	(4,439)
Selling, general and administrative	(11,228)	(5,720)
Depreciation, amortization, and accretion	(3,657)	(3,677)
Development Costs	(798)	(11,372)
Loss on disposal of assets	(5,501)	(79)
Total operating expenses	(25,652)	(25,287)

Loss from operations	(5,568)	(8,198)

Other income/(expense):
Interest expense	(18,562)	(10,256)
Fair value movement of FPA Asset	(16,642)	-
Solis bond waiver fee	(11,232)	-
Other expense	(1,642)	(684)
Other income	9	569
Total other expenses	(48,069)	(10,371)
Loss before provision for income taxes	(53,637)	(18,569)
Income taxes	(15)	-
Net loss from continuing operations	(53,652)	(18,569)

Discontinued operations:
Income/(loss) from operations of discontinued business component	(3,885)	141
Impairment loss recognized on the remeasurement to fair value less costs to sell	(11,766)	-
Income tax	(161)	(21)
Net income/(loss) from discontinued operations	(15,812)	120
Net loss	$(69,464)	$(18,449)

Net loss attributable to common stockholders, basic	(53,652)	(18,569)
Net loss per share attributable to common stockholders, basic	(0.93)	(0.32)
Net loss per share attributable to common stockholders, diluted	(0.93)	(0.32)
Weighted-average common stock outstanding, basic	57,862,598	57,500,000
Weighted-average common stock outstanding, diluted	57,862,598	57,500,000

Comprehensive loss:
Net loss	$(69,464)	$(18,449)
Foreign currency translation adjustment	714	(991)
Comprehensive loss	$(68,750)	$(19,440)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2022, as recast	-	$-	-	$-	$29,220	$(2,647)	$(298)	$26,275
Retroactive application of Merger	-	-	57,500,000	6	(6)	-	-	-
Adjusted balance, beginning of period*	-	$-	57,500,000	$6	$29,214	$(2,647)	$(298)	$26,275
Distribution to stockholder	-	-	-	-	(15,063)	-	-	(15,063)
Contribution from stockholder	-	-	-	-	5,646	-	-	5,646
Foreign currency translation adjustment	-	-	-	-	-	(991)	-	(991)
Net Loss	-	-	-	-	-	-	(18,449)	(18,449)
Balance at December 31, 2022	-	$-	57,500,000	$6	$19,797	$(3,638)	$(18,747)	$(2,582)
Distribution to stockholder	-	-	-	-	(25,195)	-	-	(25,195)
Contribution from stockholder	-	-	-	-	15,295			15,295
Merger, net of transaction costs	-	-	11,383,809	1	(2,341)	-	-	(2,340)
Fair Value of penny warrants	-	-	-	-	1,820	-	-	1,820
Issuance of Alternus Clean Energy Inc. common stock to Meteora parties subject to FPA	-	-	2,796,554	-	16,493	-	-	16,493
Conversion of promissory note payable to related party for common stock in connection with the Merger	-	-	225,000	-	2,005	-	-	2,005
Foreign currency translation adjustment	-	-	-	-	-	714	-	714
Net Loss	-	-	-	-	-	-	(69,464)	(69,464)
Balance at December 31, 2023	-	$-	71,905,363	$7	$27,874	$(2,924)	$(88,211)	$(63,254)

Note: as a result of the business combination as recast, the shares of the Company’s common stock prior to the Business Combination (refer to Note 4) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination.

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss from continuing operations	$(53,652)	$(18,569)
Adjustments to reconcile net income/(loss) to net cash provided used in operations:
Depreciation, amortization and accretion	3,657	3,677
Amortization of debt discount	4,859	3,871
Credit loss expense	8	-
Gain (loss) on foreign currency exchange rates	(187)	288
Fair value movement of FPA Asset	16,642	-
Solis Bond waiver fee	11,232	-
Loss on disposal of asset	3,889	-
Non-cash operating lease assets	(299)	(1,049)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and other short-term receivables	4,047	(2,752)
Prepaid expenses and other assets	(2,776)	2,496
Accounts payable	3,673	(1,225)
Accrued liabilities	18,964	3,584
Operating lease liabilities	381	1,034
Net Cash provided by (used in) Operating Activities	$10,438	$(8,645)
Net Cash provided by (used in) Operating Activities - Discontinued Operations	2,774	1,255

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,737)	(1,154)
Sales of property and equipment	17,364	-
Capitalized Cost	(5,857)	(655)
Construction in Process	(7,445)	(3,164)
Net Cash provided by (used in) Investing Activities	$(675)	$(4,973)
Net Cash provided by (used in) Investing Activities - Discontinued Operations	(83)	(12,429)

Cash Flows from Financing Activities:
Proceeds from debt	15,468	23,961
Payments of debt principal	(210)	-
Debt Issuance Cost	292	(1,407)
Merger proceeds net of transaction costs	(500)	-
Repayment of shareholder loans	-	(9,282)
Distributions to parent	(21,908)	(29,997)
Contributions from parent	15,855	21,731
Net Cash provided by (used in) Financing Activities	$8,997	$5,006
Net Cash provided by (used in) Financing Activities - Discontinued Operations	(5,067)	7,325

Effect of exchange rate on cash	433	(558)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,817	$(13,019)
Cash, cash equivalents, and restricted cash beginning of the year	7,747	20,766
Cash, cash equivalents, and restricted cash end of the year	$24,564	$7,747

Cash Reconciliation
Cash and cash equivalents	5,403	1,149
Restricted cash	19,161	6,598
Cash, cash equivalents, and restricted cash end of the year	$24,564	$7,747

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

	Year Ended December 30,
	2023	2022
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of 397 and 87 respectively)	7,321	3,828
Taxes	2,488	2,015

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Formation

Alternus Clean Energy, Inc. (the “Company”) was incorporated in Delaware on May 14, 2021 and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued and transferred 57,500,000 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

Clean Earth’s only precombination assets were cash and investments and the SPAC did not meet the definition of a business in accordance with U.S. GAAP. Therefore, the substance of the transaction was a recapitalization of the target (AEG) rather than a business combination or an asset acquisition. In such a situation, the transaction is accounted for as though the target issued its equity for the net assets of the SPAC and, since a business combination has not occurred, no goodwill or intangible assets would be recorded. As such, AEG is considered the accounting acquirer and these consolidated financial statements represent a continuation of AEG’s financial statements. Assets and liabilities of AEG are presented at their historical carrying values.

Alternus Clean Energy Inc. is a holding company that operates through the following forty-seven operating subsidiaries as of December 31, 2023:

Subsidiary	Principal Activity	Date Acquired / Established	ALTN Ownership	Country of Operations
Power Clouds S.r.l.	SPV	31 March 2015	Solis Bond Company DAC	Romania
F.R.A.N. Energy Investment S.r.l.	SPV	31 March 2015	Solis Bond Company DAC	Romania
PC-Italia-01 S.r.l.	Sub-Holding SPV	15 May 2015	AEG MH 02 Limited	Italy
Zonnepark Rilland B.V.	SPV	20 December 2019	Solis Bond Company DAC	Netherlands
PC-Italia-03 S.r.l.	SPV	1 July 2020	AEG MH 02 Limited	Italy
PC-Italia-04 S.r.l.	SPV	15 July 2020	AEG MH 02 Limited	Italy
Solis Bond Company DAC	Holding Company	16 October 2020	AEG JD 03 Limited	Ireland
ALT US 03, LLC (Walking Horse Solar, LLC)	LLC	Acquired 15 December 2020 (Est. 30 March 2023)	ALT US 03 LLC	USA
Alternus Energy Americas Inc.	Holding Company	10 May 2021	Alternus Energy Group Pl	USA
LJG Green Source Energy Beta S.r.l	SPV	29 July 2021	Solis Bond Company DAC	Romania
Ecosfer Energy S.r.l.	SPV	30 July 2021	Solis Bond Company DAC	Romania
Lucas EST S.r.l.	SPV	30 July 2021	Solis Bond Company DAC	Romania
Risorse Solari I S.r.l.	SPV	28 September 2019	AEG MH 02 Limited	Italy
Risorse Solari III S.r.l.	SPV	3 August 2021	AEG MH 02 Limited	Italy
Alternus Iberia S.L.	SPV	4 August 2021	AEG MH 02 Limited	Spain
Solarpark Samas Sp. z o.o.	SPV	31 August 2021	Solis Bond Company DAC	Poland
AED Italia-01 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-02 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-03 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-04 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-05 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
ALT US 01 LLC	SPV	6 December 2021	Alternus Energy Americas Inc.	USA
Elektrownia PV Komorowo Sp. z o.o.	SPV	22 December 2021	Solis Bond Company DAC	Poland
PV Zachod Sp. z o.o.	SPV	22 December 2021	Solis Bond Company DAC	Poland
AEG MH 01 Limited	Holding Company	8 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
AEG MH 02 Limited	Holding Company	8 March 2022	AEG JD 03 Limited	Ireland
ALT US 02 LLC	Holding Company	8 March 2022	Alternus Energy Americas Inc.	USA
AEG JD 01 Limited	Holding Company	16 March 2022	AEG MH 03 Limited	Ireland
AEG JD 03 Limited	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
RA01 Sp. z o.o.	SPV	24 March 2022	Solis Bond Company DAC	Poland
Gardno Sp. z o.o.	SPV	24 March 2022	Solis Bond Company DAC	Poland
Gardno2 Sp. z o.o.	SPV	24 March 2022	Solis Bond Company DAC	Poland
ALT US 03 LLC	SPV	4 May 2022	Alternus Energy Americas Inc.	USA
Alt Spain 03, S.L.U.	SPV	31 May 2022	Alt Spain Holdco S.L.	Spain
AEG MH 03 Limited	Holding Company	10 June 2022	AEG MH 01 Limited	Ireland
Lightwave Renewables, LLC	SPV	Acquired 29 June 2022 (Est. 17 December 2020)	ALT US 02 LLC	USA
Alt Spain Holdco, S.L.U. (NF Projects S.L)	Holding Company	Acquired 14 July 2022 (Est. 31 July 2023)	AEG MH 02 Limited	Spain
AED Italia-06 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-07 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-08 S.r.l.	SPV	5 August 2022	AEG MH 02 Limited	Italy
ALT US 04 LLC (Dancing Horse, LLC)	Holding Company	14 September 2022 (Est. 31 July 2023)	Alternus Energy Americas Inc.	USA
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Energy Group Plc	Luxembourg
Alt Spain 04, S.L.U.	SPV	May 2022	Alt Spain Holdco, S.L.U.	Spain
Alt Alliance LLC	Holding Company	September 2023	Alternus Energy Amercias Inc.	USA
ALT US 05 LLC	Holding Company	September 2023	Alternus Energy Americas Inc.	USA
ALT US 06 LLC	Holding Company	October 2023	Alternus Energy Americas Inc.	USA
ALT US 07 LLC (River Song Solar LLC)	Holding Company	November 2023 (Est. December 2022)	Alternus Energy Americas Inc.	USA

2.	Going Concern and Management’s Plans

Our consolidated financial statements for the year ended December 31, 2023, identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended December 31, 2023, the Company had net loss from continuing operations of ($53.7) million and a net loss of ($18.6) million for the year ended December 31, 2023 and 2022. The Company had total shareholders’ equity/(deficit) of ($63.3) million as of December 31, 2023 and ($2.6) million at December 31, 2022. The Company had $4.6 million of unrestricted cash on hand as of December 31, 2023.

Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.

The terms of our indebtedness, including the covenants and the dates on which principal and interest payments on our indebtedness are due, increases the risk that we will be unable to continue as a going concern. To continue as a going concern over the next twelve months, we must make payments on our debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if we fail to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to our indebtedness, (ii) amend, replace, refinance or restructure any or all of the agreements governing our indebtedness, and/or (iii) otherwise secure additional capital. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans.

As of December 31, 2022, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond, January 6, 2024. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on January 6, 2024. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans.

In April 2023 the bondholders approved a temporary waiver and an amendment to the bond terms to allow for a change of control in Solis (which allows for the transfer of Solis and its subsidiaries underneath Clean Earth Acquisitions Corp. on Business Combination Closing). In addition, bondholders received a preference share in an Alternus holding company, AEG JD 02 Limited, which holds certain development projects in Spain and Italy. The shares will have preference on any distribution up to €10 million, and AEG JD 02 will divest assets to ensure repayment of the €10 million should the bonds not have been fully repaid at maturity (January 6, 2024). Finally, bondholders will receive a 1% amendment fee, which equates to €1.4 million.

On June 5, 2023 the bondholders approved an extension to the waiver to September 30, 2023 and the bond trustee was granted certain additional information rights and the right to appoint half of the members of the board of directors of Solis, in addition to the members of the board appointed by the Company. Under the waiver agreement, as extended, Solis must fully repay the Bonds by September 30, 2023. If Solis is unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders, which as of September 30, 2023 is currently €150,000,000 (approximately $159,000,000). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated.

On October 16 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion, which was subsequently approved by a majority of the bondholders on January 3, 2024. On March 12, 2024, the bondholders approved an additional extension to April 30, 2024. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.5 million).

Subsequently, on January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024 Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds (See Footnote 26).

The Company is currently working on several processes to address the going concern issue. In January of 2024, ALCE filed an S1 with the SEC in order to raise additional funds in the first half of 2024. We are working with multiple global banks and funds to secure the necessary project financing to execute on our transatlantic business plan.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated financial statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

Related Party Transactions

A Related Party transaction is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which (i) the Company or any of its subsidiaries is or will be a participant, and (ii) any Related Party has or will have a direct or indirect interest. A Related Party is any person who is or was (since the beginning of the last fiscal year even if such person does not presently serve in that role) an executive officer or director of the Company, any shareholder owning more than 5% of any class of the Company’s voting securities, or an immediate family member of any such person. Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument. Refer to Footnote 25 for more details.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant items subject to such estimates include, but are not limited to, the assumptions utilized in the valuation of the assets acquired and liabilities assumed, determination of a business combination or asset acquisition, impairment of long-lived assets, measurement of level 3 fair value assets, and recovery of capitalized cost. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustment when facts and circumstance dictate. These estimates are based on information available as of the date of financial statements; therefore, actual results could differ from these estimates.

Segments

The Company has two operating segments, U.S. Operations and European Operations, and the decision-making group is the CEO and CFO of the Company (as a group). The CODM regularly review the Reporting Packs that contain financial and operational results aggregated by geography as well as consolidated income statement, balance sheet, and equity of the overall company.

Cash and Cash Equivalents

The Company considers cash and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents with major financial institutions, the largest concentration in JP Morgan in the U.S, Ireland, and Italy, Unicredit in Romania, and with ING in Poland and the Netherlands. The Company may at times exceed federally insured limits or statutorily insured limits in a foreign jurisdiction. The Company periodically assesses the financial condition and due to the size and stability of the institutions believes the risk of loss to be remote.

Restricted Cash

Restricted cash relates to balances that are in the bank accounts for specific defined purposes and cannot be used for any other undefined purposes. Restricted cash is primarily restricted stemming from requirements under the Green Bond terms. The balance has a debt service reserve account, per the requirements from the Bond Trustee, that issues quarterly coupons to the Bond holders.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within that period. Accounts receivables are presented net of allowance for doubtful accounts. The Company establishes an allowance for doubtful customer accounts, through a review of historical losses, customer balances, and industry economic conditions. Under the expected loss model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The Company extends credit based on an evaluation of customers’ financial condition and determines any additional collateral requirements. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company considers invoices past due when they are outstanding longer than the stated term. Under the expected loss model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. Management considers the carrying value of accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations in the period in which that determination is made.

The allowance for credit losses was $7 thousand an $0 as of December 31, 2023 and 2022 respectively.

Concentration of Credit Risk

At times, the Company maintains cash balances in financial institutions which may exceed federally insured limits. The Company maintains cash balances in all countries in which it operates and in Ireland where the Company is headquartered. Government coverage for the Company’s cash balances are as follows:

●	European Union - $105,841 (€100,000) per account is covered for operations in Romania, Poland, Italy, the Netherlands, and the Company’s headquarters in Ireland.

●	United States - $250,000

The Company has four cash accounts across the European countries and a net of $18.8 million above government insurance amounts. The Company has six cash accounts across the United States and a net of $2.5 million above the government insurance amounts. The Company has not experienced any losses relating to such accounts and believes it is not exposed to significant credit risk on its cash and cash equivalents or restricted cash.

Additionally, one customer represented 35% of continuing operational revenues during the year ended December 31, 2023 and three customers represented 61% of the Company’s continuing operational accounts receivable for the year ended December 31, 2023. These concentrations represent a risk to revenues and cash flows should these customers face financial difficulties.

Economic Concentrations

The Company and its subsidiaries own and operate solar generating facilities installed on buildings and land located across Europe and the US. Future operations could be affected by changes in the economy, other conditions in those geographic areas or by changes in the demand for renewable energy.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Depreciation is computed on a straight-line basis over the estimated useful lives. The useful lives per asset class are as follows:

●	Solar Energy Facilities carry a useful life of the lesser of 35 years from the original placed in-service date or the lease term of the land on which they are built.

●	Leasehold improvements are amortized over the shorter of the lease term or their estimated useful file.

●	Furniture and fixtures carry a useful life of 3 years.

●	Software and computer equipment carry a useful life of 3 and 5 years respectively.

Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. Expenditures for maintenance and repairs, which do not materially extend the useful lives of assets, are charged to expense as incurred. Upon retirement, sale or other disposition of equipment, the cost and accumulated depreciation are removed from the respective accounts and a gain or loss, if any, is recognized in income/(loss) from operations in the Consolidated Statements of Operations and Comprehensive Loss during the year of disposal. When the Company abandons the anticipated construction of a new solar energy facility during the development phase, costs previously capitalized to development in progress are written off at the parent company.

Capitalized Development Cost

Capitalized development cost relates to various projects that are under development for the period. As management determines to proceed with the development of a new solar park, or purchase an existing construction project of a solar park, cost toward the final value of that project are recorded in Capitalized Development Cost on the Consolidated Balance Sheet. Cost can include, but are not limited to, financial, technical and legal due diligence costs.

As the Company closes either the purchase or development of new solar parks and begins construction in process and then are added to the final asset displayed in Property, and Equipment. If the Company does not close on the prospective project, these costs are written off to Development Cost on the Consolidated Statement Operations and Comprehensive Loss.

Impairment of Solar Energy Facilities

The Company reviews its investments in property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is evaluated at the asset group level, which is determined based upon the lowest level of separately identifiable cash flows. When evaluating for impairment, if the estimated undiscounted cash flows from the use of the asset group are less than the asset group’s carrying amount, then the asset group is deemed to be impaired and is written down to its fair value. Fair value is determined by net realizable value of the assets using ASC 820. The amount of the impairment loss is equal to the excess of the asset group’s carrying value over its estimated fair value.

During the year ended December 31, 2023, the Company recorded an impairment loss of $11.8 million in the Consolidated Statement of Operations and Comprehensive Loss related to the Polish assets held for sale to reduce the carrying amount of the assets in the disposal group to their fair value less costs to sell. This was recognized in discontinued operations on the Consolidated Statement of Operations and Comprehensive Loss.

Deferred Financing Costs and Debt Discount Amortization

The Company incurs expenses related to debt arrangements. These deferred financing costs and debt discount costs are capitalized and amortized over the term of the related debt or revolving credit facilities and netted against the related debt.

Asset Retirement Obligations

In connection with the acquisition or development of solar energy facilities, the Company may have the legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its condition prior to the construction of the long-lived assets. This legal requirement is referred to as an asset retirement obligation (ARO). If the Company determines that an ARO is required for a specific solar energy facility, the Company records the present value of the estimated future liability when the solar energy facility is placed in service as an ARO liability. The discount rate used to estimate the present value of the expected future cash flows for the year ended December 31, 2023 and 2022 was 7.3% and 7.1% respectively. The Company accretes the ARO liability to its future value over the solar energy facility’s useful life and records the related interest expense to amortization expense on the consolidated statement of operations. Solar facilities that require AROs are recorded as part of the carrying value of property and depreciated over the solar energy facility’s useful life.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard on January 1, 2022 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption the company recognized $8.8 million of Right of Use Assets and $8.7 million of associated liabilities.

Lease assets and liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date and are presented on the consolidated statements of financial condition. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. For additional information, see Footnote 16 - Leases.

Operating lease expense attributable to site leases is reported within cost of revenues in the Company’s Statement of Operations and Comprehensive Loss; whereas lease expense attributable to all other operating leases is reported within selling, general, and administrative expense in the Company’s Statement of Operations and Comprehensive Loss.

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle underlying revenue recognition under ASC 606 is that revenue should be recognized as goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. ASC 606 defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments, and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company derives revenues through its subsidiaries from the sale of electricity and the sale of solar renewable energy credits (RECs) in Romania and guarantees of origin certificates (GoOs) in Poland. The Company receives Green Certificates based on the amount of energy produced in Romania. Energy generation revenue and solar renewable energy credits revenue are recognized as electricity generated by the Company’s solar energy facilities is delivered to the grid, at which time all performance obligations have been delivered. Revenues are based on actual output and contractual sale prices set forth its customer contracts.

The Company’s current portfolio of renewable energy facilities is generally contracted under long-term Country Renewable Programs (FIT programs) in Italy or Energy Offtake Agreements (PPAs/VPPAs) with creditworthy counterparties in Poland, Romania and the United States. Pricing of the electricity sold under these FITs and PPAs is generally fixed for the duration of the contract, although some of its PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

One solar park in the Netherlands receives pre-payments calculated at the beginning of the year and based on the previous years’ production (MWhs produced) multiplied by a calculated average price per MWh for the year and divided by twelve. The Company books revenue monthly by multiplying actual production per the Company’s meters by the average price provided by the Offtaker at the beginning of the year to estimate revenue for the month. There is a true-up performed in June of the following year using actual power produced for the previous year multiplied by the average EPEX price (average actual market price per KWh for the year) less the prepayment for the year. If the true-up calculation is positive, The Offtaker settles with a payment to the Company. If the true-up is negative, the Company settles with a payment to Offtaker.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by country and contract type:

	Year Ended December 31,
Revenue by Country	2023	2022
	(in thousands)
Italy	$3,360	$3,354
Romania	16,608	13,710
United States	116	25
Total for continuing operations	$20,084	$17,089

Discontinued Operations:
Netherlands	$2,840	$1,596
Poland	7,593	10,709
Total for discontinued operations	$10,433	$12,305
Total for the period	$30,517	$29,394

	Year Ended December 31,
Revenue by Offtake Type	2023	2022
	(in thousands)
Country Renewable Programs	$2,972	$2,885
Green Certificates	10,548	9,409
Energy Offtake Agreements	6,560	4,795
Other Revenue	4	-
Total for continuing operations	$20,084	$17,089

Discontinued Operations:
Country Renewable Programs	$5,499	$6,994
Guarantees of Origin	129	44
Energy Offtake Agreements	4,805	5,267
Total for discontinued operations	$10,433	$12,305
Total for the period	$30,517	$29,394

One customer represented 35% of continuing operational revenues during the year ended December 31, 2023 compared to two customers that represented 29% for the year ended December 31, 2022. The revenues from these customers accounted for $11.4 million and $9.7 million of revenue for the year ended December 31, 2023 and 2022 respectively.

Two customers represented 34% of the discontinued operational revenues during the year ended December 31, 2023 compared to two customers that represented 42% for the year ended December 31, 2022. The revenues from these customers accounted for $11.2 million and $14.2 million of revenue for the year ended December 31, 2023 and 2022 respectively.

Three customers represented 61% of the Company’s continuing operational accounts receivable for the year ended December 31, 2023. One customer represented 23% of the Company’s discontinued operational accounts receivable for the year ended December 31, 2023. The company did not have any customers who represented more than 10% of accounts receivable for the year ended December 31, 2022.

Unbilled Energy Incentives Earned

The Company derives revenues from the sale of green certificates for the Romania projects. The green certificates revenues are recognized in the month they are generated by the solar project and registered with the local authority. The Company considers them unbilled at the end of the period if they have not been invoiced to a third-party customer.

Cost of Revenue

Cost of revenue primarily consists of operations and maintenance expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Costs are charged to expense as incurred.

Taxes Recoverable and Payable

The Company records taxes recoverable when there has been an overpayment of taxes due to timing of the Value Added Tax (VAT) between vendors and customers. The VAT tax can also be offset against a Country’s income taxes where the VAT was registered.

Development Cost

Development costs are incurred when the Company abandons the development or acquisition of renewable energy projects. The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if it becomes uneconomic due to various factors, for example, a change in market conditions leading to higher costs of construction, lower energy rates, or other factors that change the expected returns on the project. In addition, political factors or otherwise where governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. At the time The Company decides to abandon a project, Development Cost are recognized on the Consolidated Statements of Operations and Other Comprehensive Income/(Loss)

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, and regulatory risks and the potential risk of business failure. See Note 2 regarding going concern matters.

Fair Value of Financial Instruments

The Company measures its financial instruments at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy are described below:

Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date. Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 – Pricing inputs that are unobservable. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable.

The Company holds various financial instruments that are not required to be measured at fair value. For cash and cash equivalents, restricted cash, accounts receivable, various debt instruments, prepayments and other current assets, accounts payable, accrued liabilities and other current liabilities, the carrying value approximated their fair values due to the short-term maturity of these instruments. The Company’s forward purchase agreement asset is considered a Level 3 financial instrument at fair value and is described below (see Note 5).

Business Combinations and Acquisition of Assets

The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to; (i) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of favorable and unfavorable rate Power Purchase Agreements (PPAs) and Renewable Energy Credit (REC) agreements, (iii) asset retirement obligations, (iv) non-controlling interest, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of the assets acquired, and liabilities assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.

When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired, and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired, and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. Transaction costs, including legal and financing fees directly related to the acquisition, incurred are capitalized as a component of the assets acquired.

The allocation of the purchase price directly affects the following items in the Company’s consolidated financial statements:

●	The amount of purchase price allocated to the various tangible and intangible assets and liabilities on the Company Balance Sheet,

●	The amounts allocated to all other tangible assets and intangibles are amortized to depreciation or amortization expense, with the exception of favorable and unfavorable rate land leases and unfavorable rate Operation and Maintenance (O&M) contracts which are amortized to cost of revenue; and

The period of time over which tangible and intangible assets and liabilities are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets and liabilities will have a direct impact on the Company’s results of operations.

Income Taxes

Deferred taxes are determined using the asset and liability method; whereby, deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between the positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing-authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

As a result of the Tax Cuts and Jobs Act (TCJA) of 2017, the Company analyzed if a liability needed to be recorded for the deemed repatriation of undistributed earnings. It was determined that there is no outstanding liability associated with this based on overall negative undistributed earnings (accumulated deficit) in the consolidated foreign group. An additional provision of the TCJA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company.

Penalties and interest assessed by income tax authorities would be included in income tax expense. For the period ended December 31, 2023, the Company did not incur any penalties or interest.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718. Stock-based compensation expense for equity instruments issued to employees and non-employees is measured based on the grant-date fair value of the awards. The fair value of each stock unit is determined based on the valuation of the Company’s stock on the date of grant. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. The Company uses the simplified method for calculating the expected term of their options. The Company recognizes compensation costs using the straight-line method for equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. The Company accounts for forfeitures of awards in the period they occur.

Use of the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including (1) the expected terms of the option, (2) the expected volatility of the price of the Company’s common stock, and (3) the expected dividend yield of our common stock. The assumptions used in the option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgments. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. Additional inputs to the Black-Scholes-Merton option-pricing model include the risk-free interest rate and the fair value of the Company’s common stock. The Company determines the risk-free interest rate by using the U.S. Treasury Rates of the same period as the expected term of the stock-option.

Net Loss Per Share

Net loss per share is computed pursuant to ASC 260, Earnings per Share. Basic net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted average number of common stock outstanding for the period plus the number of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method or if-converted method, as applicable. Potentially dilutive shares related to stock options, warrants, and convertible notes were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect due to losses in each period. The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2023	2022
	(in thousands)
Warrants	12,345	11,945
Total	12,345	11,945

Foreign Currency Transactions and Other Comprehensive Loss

Foreign currency transactions are those transactions whose terms are denominated in a currency other than the currency of the primary economic environment in which the Company operates, which is referred to as the functional currency. The functional currency of the Company’s foreign subsidiaries is typically the applicable local currency which is Romanian Lei (RON), Polish Zloty (PLN) or European Union Euros (EUR). Transactions denominated in foreign currencies are remeasured to the functional currency using the exchange rate prevailing at the balance sheet date for balance sheet accounts and using an average exchange rate during the period, which approximates the daily exchange rate, for income statement accounts. Foreign currency gains or losses resulting from such remeasurement are included in the Consolidated Statement of Operations in the period in which they arise.

Transaction gains and losses are recognized in the Company’s Results of Operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company had an immaterial net foreign exchange loss for the year ended December 31, 2023 and 2022.

The translation from functional foreign currency to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and using an average exchange rate during the period, which approximates the daily exchange rate, for income statement accounts. The effects of translating financial statements from functional currency to reporting currency are recorded in other comprehensive income. For the years ended December 31, 2023 and 2022, the increase/(decrease) in comprehensive loss related to foreign currency translation gains was $0.7 million and ($1.0) million, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit losses (Topic 326), subsequently amended by ASU 2020-2. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments held at amortized cost. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. For public business entities that meet the definition of a U.S. Securities and Exchange (SEC) filer, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an Emerging Growth Company, the standard is effective for the Company’s annual reporting period and interim periods beginning first quarter of 2023. The Company has adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of EPS guidance. For public business entities that meet the definition of a SEC filer, excluding entities eligible to be a smaller reporting company as defined by the SEC, the guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the financial statements and related disclosures.

4.	Business Combination

As discussed in Note 1 – Organization and Formation, on December 22, 2023, Clean Earth Acquisitions Corp. (“CLIN”), Alternus Energy Group Plc (“AEG”) and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) completed the Business Combination. Upon the Closing of the Business Combination, the following occurred:

●	In connection with the Business Combination, AEG transferred to CLIN all issued and outstanding AEG interests in certain of its subsidiaries (the “Acquired Subsidiaries”) in exchange for the issuance by CLIN at the Closing of 57,500,000 shares of common stock of CLIN. At Closing, CLIN changed its name to Alternus Clean Energy, Inc. (“ALCE” or the “Company”).

●	In connection with the Business Combination, 23,000,000 rights to receive one-tenth (1/10) of one share of Class A common stock was exchanged for 2,300,000 shares of the Company’s common stock.

●	In addition to shares issued to AEG noted above, 225,000 shares of Common Stock were issued at Closing to the Sponsor to settle a CLIN convertible promissory note held by the Sponsor at Closing.

●	Each share of CLIN Class A common stock held by the CLIN Sponsor prior to the closing of the Business Combination, which totaled 8,556,667 shares, was exchanged for, on a one-for-one basis for shares of the Company’s Common Stock.

●	Each share of CLIN common stock subject to possible redemption that was not redeemed prior to the closing of the Business Combination, which totaled 127,142 shares, was exchanged for, on a one-for-one basis for shares of the Company’s Common Stock.

●	In connection with the Business Combination, an investor that provided the Company funding through a promissory note, was due to receive warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.01 per share and warrants to purchase 100,000 shares of Common Stock at an exercise price of $11.50 per share pursuant to the Secured Promissory Note Agreement dated October 3, 2023. Upon closing of the Business Combination, the investor received those warrants.

●	In connection with the Business Combination, CLIN entered into a Forward Purchase Agreement (the “FPA”) with certain accredited investors (the “FPA Investors”) that gave the FPA Investors the right, but not an obligation, to purchase up to 2,796,554 shares of CLIN’s common stock. Of the 2,796,554 shares, the FPA Investors purchased 1,300,320 shares of Common Stock and the Company issued an aggregate of 1,496,234 shares of the Company’s common stock pursuant to the FPA.

●	The proceeds received by the Company from the Business Combination, net of the FPA and transaction costs, totaled $5.1 million.

The following table presents the total Common Stock outstanding immediately after the closing of the Business Combination:

Number of Shares
Exchange of CLIN common stock subject to possible redemption that was not redeemed for Alternus Clean Energy Inc. common stock	127,142
Exchange of public share rights held by CLIN shareholders for Alternus Clean Energy Inc. common stock	2,300,000
Issuance of Alternus Clean Energy, Inc. common stock to promissory note holders	400,000
Exchange of CLIN Class A common stock held by CLIN Sponsor for Alternus Clean Energy Inc. common stock	8,556,667
Subtotal - Business Combination, net of redemptions	11,383,809
Issuance of shares under the FPA	1,496,234
Shares purchased by the accredited investor under the FPA	1,300,320
Issuance of Alternus Clean Energy Inc. common stock to Alternus Energy Group Plc. on the Closing Date	57,500,000
Issuance of Alternus Clean Energy Inc. common stock to the CLIN Sponsor as a holder of CLIN convertible notes on the Closing Date	225,000
Total – Alternus Clean Energy Inc. common stock outstanding as a result of the Business Combination, FPA, exchange of Acquired Subsidiaries’ shares for shares of Alternus Clean Energy Inc. and issuance of Alternus Clean Energy Inc. common stock the holder of CLIN convertible notes.	71,905,363

5.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

On December 3, 2023, the Company entered into an agreement with (i) Meteora Capital Partners, LP, (ii) Meteora Select Trading Opportunities Master, LP, and (iii) Meteora Strategic Capital, LLC (collectively “Meteora”) for OTC Equity Prepaid Forward Transactions (the “FPA”). The purpose of the FPA was to decrease the amount of redemptions in connection with the Company’s Special Meeting and potentially increase the working capital available to the Company following the Business Combination.

Pursuant to the terms of the FPA, Meteora purchased 2,796,554 (the “Purchased Amount”) shares of common stock concurrently with the Business Combination Closing pursuant to Meteora’s FPA Funding Amount PIPE Subscription Agreement, less the 1,300,320 shares of common stock separately purchased from third parties through a broker in the open market (“Recycled Shares”). Following the consummation of the Business Combination, Meteora delivered a Pricing Date Notice dated December 10, 2023 which included 1,300,320 Recycled Shares, 1,496,234 additional shares and 2,796,554 total number of shares. The FPA provides for a prepayment shortfall in an amount in U.S. dollars equal to $500,000. Meteora in its sole discretion may sell Recycled Shares at any time following the Trade Date at prices (i) at or above $10.00 during the first three months following the Closing Date and (ii) at any sales price thereafter, without payment by Meteora of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Prepayment Shortfall The number of shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the FPA with respect to such shares as described under “Optional Early Termination” in the FPA. The reset price is set at $10.00. Commencing June 22, 2024 the reset price will be subject to reduction upon the occurrence of a Dilutive Offering.

The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt the carrying amounts approximate fair value due to the short maturity of these instruments.

The fair value of the Company’s recorded forward purchase agreement (“FPA”) is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Monte Carlo simulation model was used to determine the fair value. The Company records the forward purchase agreement at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operation.

The following table presents balances of the forward purchase agreement with significant unobservable inputs (Level 3) as of December 31, 2023, in thousand:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement	-	-	483	483
Total	$-	$-	$483	$483

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) for the year ended December 31, 2023, in thousand:

Forward Purchase Agreement Asset
Balance at January 1, 2023	$-
Recognition of Forward Purchase Agreement Asset	17,125
Change in fair value	(16,642)
Balance at December 31, 2023	$483

The Company measures the forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions:

Forward Purchase Agreement Asset
Rik-free rate	4%
Underlying stock price	$1.50
Expected volatility	75%
Term	2.98 years
Dividend yield	0%

6.	Business Combination and Acquisitions of Assets

The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to (I) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of favorable and unfavorable rate PPAs and REC agreements, (iii) asset retirement obligations, (iv) non-controlling interests, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of the assets acquired, and liabilities assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.

Acquisition of RA01 Sp. Z.O.O.

On March 24, 2022, the Company acquired a solar park portfolio located in Poland from a third party for a total purchase price, net of cash received, of $1.1 million. The transaction was accounted for as an acquisition of assets, whereby the Company acquired $1.0 million of property and equipment and $0.1 million of other assets. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

Acquisition of Gardno Sp. Z.O.O.

On March 24, 2022, the Company acquired a solar park portfolio located in Poland from a third party for a total purchase price, net of cash received, of $6.6 million. The transaction was accounted for as an acquisition of assets, whereby the Company acquired $6.4 million of property and equipment, and $0.2 million of other assets. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

Acquisition of Gardno 2 Sp. Z.O.O.

On March 24, 2022, the Company acquired a solar park portfolio located in Poland from a third party for a total purchase price, net of cash received, of $4.4 million. The transaction was accounted for as an acquisition of assets, whereby the Company acquired $4.3 million of property and equipment, and $0.1 million of other assets. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

7.	Accounts Receivable

Accounts receivable relate to amounts due from customers for services that have been performed and invoices that have been sent. Unbilled energy incentives relate to services that have been performed for the customer but have yet to be invoiced. Accounts receivables, and unbilled energy incentives consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Accounts receivable	$651	$3,335
Unbilled energy incentives earned	5,607	4,954
Total	$6,258	$8,289

8.	Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. Other receivable, prepaid expenses and other current assets consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Prepaid expenses and other current assets	$2,602	$328
Accrued revenue	6	294
Other receivable	736	860
Total	$3,344	$1,482

9.	Property and Equipment, Net

The components of property and equipment, net were as follows at December 31 (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Solar energy facilities	$55,318	$75,009
Building	-	107
Land	511	497
Furniture and fixtures	210	49
Asset retirement	168	341
Construction in progress	12,421	3,093
Total property and equipment	68,628	79,096
Less: Accumulated depreciation	(7,326)	(10,143)
Total	$61,302	$68,953

There was $5.1 million transferred from construction in progress to solar energy facilities during the twelve-month period through December 31, 2023 and $0.6 million during the twelve-month period through December 31, 2022.

10.	Capitalized development cost and other long-term assets

Capitalized development costs are amounts paid to vendors that are related to the purchase and construction of solar energy facilities. Notes receivable and prepaids consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Capitalized cost and other long-term assets consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Capitalized development cost	$6,216	$2,146
Other receivables	1,483	-
Total	$7,699	$2,146

Capitalized development cost relates to various projects that are under development for the period. As the Company closes either a purchase or development of new solar parks, these development costs are added to the final asset displayed in Property, and Equipment. If the Company does not close on the prospective project, these costs are written off to Development Cost on the Consolidated Statement Operations and Comprehensive Loss.

Capitalized Development Cost consist of $2.1 million of active development in the U.S. and $4.1 million across Europe.

Other Receivables relates to, security deposits of $1.0 million in relation to the Power Purchase Agreement for a development project in Tennessee and $483 thousand related to the Forward Purchase Agreement.

11.	Accounts Payable

Accounts payable represent amounts owed to suppliers of goods and services that the Group has consumed through operations. Accounts payable consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Accounts payable	$5,084	$1,138
Total	$5,084	$1,138

12.	Deferred Income

Deferred income relates to income related to Green Certificates from Romania that have been received but not sold. Deferred income consists of the following (in thousands):

Activity
Deferred income – Balance January 1, 2022	$3,139
Green certificates received	10,729
Green certificates sold	(8,849)
Foreign exchange gain/(loss)	(65)
Deferred income – Balance December 1, 2022	$4,954
Green certificates received	10,663
Green certificates sold	(10,169)
Foreign exchange gain/(loss)	159
Deferred income – Balance December 31, 2023	$5,607

13.	Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest in debt not paid in the year ended December 31, 2023 and 2022. Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Accrued legal	$8,684	$-
Accrued interest	5,516	1,992
Accrued financing cost	3,537	-
Accrued construction expense	2,134	-
Accrued transaction cost - business combination	1,527	-
Accrued audit fees	800	-
Accrued payroll	148	501
Other accrued expenses	2,064	978
Total	$24,410	$3,471

14.	Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Taxes recoverable	$631	$1,388
Less: Taxes payable	(14)	(616)
Total	$617	$772

15.	Green Bonds, Convertible and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
	(in thousands)
Senior Secured Green Bonds	$166,122	$149,481
Senior Secured debt and promissory notes secured	32,312	13,486
Total debt	198,434	162,967
Less current maturities	(198,434)	-
Long term debt, net of current maturities	$-	$162,967

Current Maturities	$198,434	$-
Less current debt discount	(892)	-
Current Maturities net of debt discount	$197,542	$-

Long-term maturities	$-	$162,967
Less long-term debt discount	-	(4,272)
Long-term maturities net of debt discount	$-	$158,695

During the period ended December 31, 2022, the Company incurred approximately $200 thousand of debt issuance cost related to the green bonds discussed below. The Company incurred debt issuance costs of $4.1 million during the year ended December 31, 2023. Debt issuance costs are recorded as a debt discount and are amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the twelve-months ended December 31, 2023 and 2022 was $4.9 million and $3.9 million, respectively.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the twelve-months ended December 31, 2023 and 2022.

All outstanding debt for the company is considered short-term based on their respective maturity dates and are to be repaid within the year 2024.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. Due to these addendums, $2.4 million of interest was recognized in the period ended December 31, 2023. The Company had principal outstanding of $11.0 million and $10.7 million as of December 31, 2023 and 2022, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.5% and an original maturity date of June 29, 2023. On January 26, 2024 the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. The Company had principal outstanding of $4.3 million and $2.8 million as of December 31, 2023 and 2022, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.5% and due May 31, 2024. This note had a principal outstanding balance of $717 thousand as of December 31, 2023.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. In March 2024, the loan was further extended to May 31, 2024 with the rate reduced to 1.5%. The project is expected to start operating in Q1 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of December 31, 2023.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights to construct a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a bank loan having a six-month term and accruing ’Six Month Euribor’ plus 2% margin, currently 5.9% interest. On January 24, 2024, the maturity date was extended to July 28, 2024. The portfolio consists of six projects totaling 24.4 MWp. This note had a principal outstanding balance of $3.3 million as of December 31, 2023.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. The Company had a principal outstanding balance of $3.2 million as of December 31, 2023.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of December 31, 2023.

In December 2023, the Company assumed an existing loan to the Sponsors of Clean Earth with a balance of $1.6 million with a 0% interest rate until perpetuity as part of the Business Combination with Clean Earth. The Company had a principal outstanding balance of $1.6 million as of December 31, 2023.

Convertible Promissory Notes:

There was convertible debt outstanding for the year ended December 31, 2022.

For the year ended December 31, 2023, 225,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The shares were issued at the closing price of $5 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

Other Debt:

In January 2021, the Company approved the issuance by one of its subsidiaries, Solis, of a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200.0 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments. The bond agreement is for repaying existing facilities of approximately $40.0 million (€33 million), and funding acquisitions of approximately $87.2 million (€72.0 million). The bonds are secured by the Solis Bond Company’s underlying assets. The Company raised approximately $125.0 million (€110.0 million) in the initial funding. In November 2021, Solis Bond Company DAC, completed an additional issue of $24.0 million (€20.0 million). The additional issue was completed at an issue price of 102% of par value, corresponding to a yield of 5.5%. The Company raised $11.1 million (€10.0 million) in March 2022 at 97% for an effective yield of 9.5%. In connection with the bond agreement the Company incurred approximately $11.8 million in debt issuance costs. The Company recorded these as a discount on the debt and they are being amortized as interest expense over the contractual period of the bond agreement. As of December 31, 2022 and 2021, there was $149.5 million and $147.2 million outstanding on the Bond, respectively. As of December 31, 2023 and 2022 there was $166.1 million and $149.4 million outstanding on the Bond, respectively.

As of December 31, 2022, the Company’s wholly owned subsidiary, Solis Bond Company DAC, was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond, January 6, 2024. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on January 6, 2024. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans.

In April 2023 the bond holders approved a temporary waiver and an amendment to the bond terms to allow for a change of control in Solis (which allows for the transfer of Solis and its subsidiaries underneath Clean Earth Acquisitions Corp. on Closing). In addition, bondholders received a preference share in an Alternus Midco, which will hold certain development projects in Spain and Italy. The shares will have preference on any distribution from Midco to Alternus up to €10.0 million, and Midco will divest assets to ensure repayment of the €10.0 million should the bonds not have been fully repaid at maturity (January 6, 2024). Finally, bondholders will receive a 1% amendment fee, which equates to €1.4 million.

On June 5, 2023, the bondholders approved an extension to the waiver to September 30, 2023 and the bond trustee was granted certain additional information rights and the right to appoint half of the members of the board of directors of Solis, in addition to the members of the board appointed by Alternus. Under the waiver agreement, as extended, Solis must fully repay the Solid Bond by September 30, 2023. If Solis is unable to fully repay the Solis Bond by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders, which as of September 30, 2023 is currently €150,000,000 (approximately $159,000,000). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of Alternus’ operating assets and related revenues and EBIDTA would be eliminated.

On October 16 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. As such, the Solis bond debt is currently recorded as short-term debt. In consideration for the extension the Company agreed to repay the bonds at 107.5 of par value. This incremental par value amount of $11.1 million is recognized as the “Solis bond waiver fee” on the Company’s Statement of Operations and Comprehensive Loss and is an increase to the Green Bonds in Current Liabilities in the Company’s Consolidated Balance Sheet. This was a non-cash transaction that resulted in an increase to the Company’s debt balance, and is treated as reconciling item to Net Loss on the Company’s Consolidated Statement of Cash Flows.

On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion, which was subsequently approved by a majority of the bondholders on January 3, 2024. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.3 million).

Subsequently, on January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024, Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). The proceeds from the sale of these parks were used to pay the €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds (See Footnote 26).

Management determined the amendments for the Bond represented a troubled debt restructuring under ASC 470-60. The result of the amendments noted above was an $11.1 million expense recorded as Solis Bond Waiver Fee on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

On December 21, 2022, Alternus Clean Energy’s wholly owned Irish subsidiaries, AEG JD 01 LTD and AEG MH 03 LTD entered in a financing facility with Deutsche Bank AG (“Lender”). This is a committed revolving debt financing of €80,000,000 to finance eligible project costs for the acquisition, construction, and operation of installation/ready to build solar PV plants across Europe, including the capacity for the financing to be upsized via a €420,000,000 uncommitted accordion facility to finance a pipeline of further projects across Europe with a total combined capacity of 600 MWp (the “Warehouse Facility”). The Warehouse Facility, which matures on the third anniversary of the closing date of the Credit Agreement (the “Maturity Date”), bears interest at Euribor plus an aggregate margin at a market rate for such facilities, which steps down by 0.5% once the underlying non-Euro costs financed reduces below 33.33% of the overall costs financed. The Warehouse Facility is not currently drawn upon, but a total of approximately €1,800,000 in arrangement and commitment fees is currently owed to the Lender. Once drawn, the Warehouse Facility capitalizes interest payments until projects reach their commercial operations dates through to the Maturity Date; it also provides for mandatory prepayments in certain situations.

16.	Leases

The Company determines if an arrangement is a lease or contains a lease at inception, or acquisition when the Company acquires a new park. The Company has operating leases for corporate offices and land with remaining lease terms of 4 to 28 years.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Lease expense related to the net present value of payments is recognized on a straight-line basis over the lease term.

The key components of the company’s operating leases were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Operating Lease - Operating Cash Flows (Fixed Payments)	189	99
Operating Lease - Operating Cash Flows (Liability Reduction)	129	54

New ROU Assets - Operating Leases	409	8,482

Weighted Average Lease Term - Operating Leases (years)	13.24	7.05
Weighted Average Discount Rate - Operating Leases	7.65%	7.10%

The Company’s operating leases generally relate to the rent of office building space, as well as land and rooftops upon which the Company’s solar parks are built. These leases include those that have been assumed in connection with the Company’s asset acquisitions and business combinations. The Company’s leases are for varying terms and expire between 2027 and 2051.

In April 2022, the Company entered a new lease for office space in the US with a term of 7.5 years. The estimated annual cost of the lease is $147 thousand.

In October 2023, the Company entered a new lease for land in Madrid, Spain where solar parks are planned to be built. The lease term is 35 years with an estimated annual cost of $32 thousand.

In March 2022, the Company bought the Gardno and Gardno 2 parks in Poland, acquiring two operating leases to the land where the solar parks are located. The combined estimated annual cost of the leases is $69 thousand. The leases commenced in 2021 and run through 2046. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

In March 2022, the Company bought the Rakowic park in Poland, acquiring an operating lease for the land where the solar parks are located. The combined estimated annual cost of the leases is $7 thousand. The leases commenced in 2022 and run through 2046. These assets have been moved to discontinued operations as of December 31, 2023. Refer to Footnote 20 for more details.

Maturities of lease liabilities as of December 31, 2023 were as follows:

(in thousands)
Five-year lease schedule:
2024	$231
2025	237
2026	242
2027	248
2028	216
Thereafter	2,064
Total lease payments	3,238
Less imputed interest	(1,811)
Total	$1,427

The Company had no finance leases as of December 31, 2023 and 2022.

17.	Commitments and Contingencies

Litigation

The Company recognizes a liability for loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.

On May 4, 2023 Alternus received notice that Solartechnik, an international group specializing in solar installations, filed an arbitration claim against Alternus Energy Group PLC, Solis Bond Company DAC and ALT POL HC 01 SP. Z.o.o. in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.8 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $6.8 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees and interest that are also alleged by Solartechnik as owed, but at the time of filing this report we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The arbitration is in its early stages, and the Company intends to vigorously defend this action.

Amendment to Agreement with Hover Energy, LLC

On October 31, 2023, the Company amended its agreement with Hover Energy, LLC to extend the remaining $500,000 of Prepaid Development Fees to June 30, 2024.

18.	Asset Retirement Obligations

The Company’s AROs mostly relate to the retirement of solar park land or buildings. The discount rate used to estimate the present value of the expected future cash flows for the year ended December 31, 2023 and 2022 was 7.5% and 7.1%, respectively.

Activity
ARO Liability - Balance January 1, 2022	$411
Additional obligations incurred	-
Accretion expense	20
Foreign exchange gain/(loss)	(34)
ARO Liability - Balance December 31, 2022	$397
Additional obligations incurred	-
Disposals	(235)
Accretion expense	24
Foreign exchange gain/(loss)	11
ARO Liability -- December 31, 2023	$197

19.	Development Cost

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if it becomes uneconomic due to various factors, for example, a change in market conditions leading to higher costs of construction, lower energy rates, or other factors that change the expected returns on the project. In addition, political factors or otherwise where governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Development cost was $11.4 million for the year ended December 31, 2022, due to primarily to abandoning of development of renewable energy projects in Poland. The table below summarizes the development cost:

Project 1	$10,162
Miscellaneous development cost	1,210
Total	$11,372

These costs were primarily driven by Project 1 in Poland as a 45 million PLN (approximately $9.6 million) “breakup fee” applied when the Company did not close on the project. Of the $9.6 million due to the seller, $4.2 million has been paid and approximately $5.4 million is in Accrued Liabilities on the Consolidated Balance Sheet.

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility.

20.	Discontinued Operations – Assets Held for Sale

In July 2023, the Company engaged multiple parties to market the Polish and Netherlands assets to potential buyers. In the fourth quarter of 2023, the Company decided to proceed with the sales of the 6 PV parks in Poland and 1 park in the Netherlands. As the exit of these two markets represented a strategic shift for the Company, the assets were classified as discontinued operations in accordance with ASC 205-20. As of December 31, 2023, the Polish and Netherlands assets were classified as disposal groups held for sale. The Company sold the Polish assets on January 18, 2024 and the Netherland assets on February 21, 2024. The balances and results of the Polish and Netherlands disposal groups are presented below:

	As of December 31
Poland	2023	2022
	(in thousands)
Assets:
Cash & cash equivalents	$630	$431
Other current assets	443	1,105
Property, plant, and equipment, net	63,107	69,656
Operating leases, non-current - assets	5,923	5,378
Total assets held for sale	$70,103	$76,570

Liabilities:
Accounts payable	$2,935	$1,760
Operating leases, current – liabilities	281	233
Other current liabilities	1,549	1,157
Operating leases, non-current - liabilities	5,798	4,995
Other non-current liabilities	985	824
Total liabilities to be disposed of	$11,548	$8,969

Net assets held for sale	$58,555	$67,601

	Year Ended December 31,
Poland	2023	2022
	(in thousands)

Revenues	$7,593	$10,709

Operating Expenses
Cost of revenues	(3,768)	(4,104)
Depreciation, amortization, and accretion	(2,563)	(2,482)
Loss on disposal of asset	(130)	-
Total operating expenses	(6,461)	(6,586)

Income from discontinued operations	1,132	4,123

Other income/(expense):
Impairment loss recognized on the remeasurement to fair value less costs to sell	(11,766)	-
Interest expense	(5,650)	(3,893)
Other expense	(157)	(30)
Total other expenses	$(17,573)	$(3,923)
Income/(Loss) before provision for income taxes	$(16,441)	200
Income taxes	-	(21)
Net income/(loss) from discontinued operations	$(16,441)	$179

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic	$(16,441)	$179
Net income/(loss) attributable to common stockholders, diluted	(16,441)	179
Net income/(loss) per share attributable to common stockholders, basic	$(0.28)	$0.00
Net income/(loss) per share attributable to common stockholders, diluted	0.00	0.00
Weighted-average common stock outstanding, basic	57,862,598	57,500,000
Weighted-average common stock outstanding, diluted	57,862,598	57,500,000

Immediately before the classification of the disposal groups as discontinued operations, the recoverable amount was estimated for certain items of property, plant and equipment and impairment loss was identified. Following the classification, a write-down of ($11.8) million was recognized on December 31, 2023 to reduce the carrying amount of the assets in the disposal group to their fair value less costs to sell. This was recognized in discontinued operations in the statement of profit or loss. Fair value measurement disclosures are provided in Footnote 5.

	As of December 31,
Netherlands	2023	2022
	(in thousands)
Assets:
Cash & cash equivalents	$155	$13
Accounts receivable, net	99	487
Other current assets	58	82
Property, plant, and equipment, net	7,845	7,984
Operating leases, non-current – assets	1,469	1,438
Other non-current assets	1,214	1,176
Total assets held for sale	$10,840	$11,180

Liabilities:
Accounts payable	$925	$23
Operating leases, current – liabilities	55	52
Other current liabilities	430	235
Operating leases, non-current – liabilities	1,301	1,312
Total liabilities to be disposed of	$2,711	$1,622

Net assets held for sale	$8,129	$9,558

	Year Ended December 31,
Netherlands	2023	2022
	(in thousands)

Revenues	$2,840	$1,596

Operating Expenses
Cost of revenues	(450)	(368)
Depreciation, amortization, and accretion	(400)	(500)
Loss on disposal of asset	(7)	-
Total operating expenses	(857)	(868)

Income from discontinued operations	1,983	728

Other income/(expense):
Interest expense	(1,131)	(787)
Other expense	(62)	-
Total other expenses	$(1,193)	$(787)
Income/(Loss) before provision for income taxes	$790	$(59)
Income taxes	(161)	-
Net income/(loss) from discontinued operations	$629	$(59)

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic	$629	$(59)
Net income/(loss) attributable to common stockholders, diluted	629	(59)
Net income/(loss) per share attributable to common stockholders, basic	$0.01	$(0.00)
Net income/(loss) per share attributable to common stockholders, diluted	0.01	(0.00)
Weighted-average common stock outstanding, basic	57,862,598	57,500,000
Weighted-average common stock outstanding, diluted	57,862,598	57,500,000

Immediately before the classification of the disposal groups as discontinued operations, the recoverable amount was estimated for certain items of property, plant and equipment and no impairment loss was identified. As of December 31, 2023, there were no further write-downs as the carrying amounts of the disposal groups did not fall below its fair value less costs to sell.

21.	Italy Sale Disclosure

In June 2023 the Company engaged an Italian firm to market the Company’s operating assets in Italy. During the fourth quarter of 2023 a buyer was identified, and the sale of the assets was finalized on December 28, 2023. The Company received a cash consideration of $17.5 million for all operating assets. In accordance with ASC 360, the Company removed the disposal group and recognized a loss of $5.5 million upon sale on December 28, 2023, of which $0.6 million were cost associated with the sale. The balances and results of the Italian disposal group are presented below:

	As of December 28,	Year Ended December 31,
Italy	2023	2022
	(in thousands)
Assets:
Cash & cash equivalents	$100	$295
Accounts receivable, net	-	932
Other current assets	338	1,030
Property, plant, and equipment, net	-	21,735
Operating leases, non-current - assets	-	4
Other non-current assets	3,819	800
Total assets held for sale	$4,257	$24,796

Liabilities:
Accounts payable	$21	$109
Other current liabilities	578	1,080
Other non-current liabilities	-	216
Total liabilities to be disposed of	$599	$1,405

Net assets held for sale	$3,658	$23,391

	Year Ended December 31,
Italy	2023	2022
	(in thousands)

Revenues	$3,360	$3,354

Operating Expenses
Cost of revenues	(1,204)	(812)
Selling, general, and administrative	(69)	(77)
Depreciation, amortization, and accretion	(1,638)	(1,614)
Loss on disposal of asset	(5,501)	-
Total operating expenses	(8,412)	(2,503)

Income/(Loss) from discontinued operations	(5,052)	851

Other income/(expense):
Other expense	(15)	-
Other income	-	22
Total other expenses	$(15)	$22
Income/(Loss) before provision for income taxes	$(5,067)	$873
Income taxes	-	-
Net income/(loss) from discontinued operations	$(5,067)	$873

Impact on EPS
Net income/(loss) attributable to common stockholders, basic	$(5,067)	$873
Net income/(loss) attributable to common stockholders, diluted	(5,067)	873
Net income/(loss) per share attributable to common stockholders, basic	$(0.09)	$0.02
Net income/(loss) per share attributable to common stockholders, diluted	(0.09)	0.02
Weighted-average common stock outstanding, basic	57,862,598	57,500,000
Weighted-average common stock outstanding, diluted	57,862,598	57,500,000

22.	Shareholders’ Equity

Common Stock

As of December 31, 2022, the Company had a total of 100,000,000 shares of Class A common stock authorized and 10,000,000 shares of Class B common stock authorized. As of December 31, 2023, the Company had a total of 150,000,000 shares of common stock authorized with 71,905,363 shares issued and outstanding.

Preferred Stock

As of December 31, 2023 and 2022, the Company also had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of December 31, 2023, and 2022. The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, if any, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Warrants

As of December 31, 2022, warrants to purchase up to 11,945,000 shares of common stock were issued and outstanding. These warrants were related to financing activities. The Company issued additional warrants to purchase up to 400,000 shares of common stock in 2023. As of December 31, 2023, warrants to purchase up to 12,345,000 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding - January 31, 2022	11,945,000	$11.50	5.98
Issued during the year	-	-	-
Expired during the year	-	-	-
Outstanding - December 31, 2022	11,945,000	$11.50	5.98
Issued during the year	400,000	0.35	0.16
Expired during the year	-	-	-
Outstanding – December 31, 2023	12,345,000	11.22	4.93
Exercisable – December 31, 2023	12,345,000	$11.22	4.93

Convertible Note

As of December 31, 2022 and 2023, no convertible notes were issued or outstanding.

23.	Segment and Geographic Information

The Company has two reportable segments that consist of PV operations by geographical region, U.S. Operations and European Operations. European operations represent our most significant business. The Chief Operating Decision-Maker (CODM) is the CEO and CFO of the Company (as a group).

The European Segment derives revenues from three sources, Country Renewable Programs, Green Certificates and Long-term Offtake Agreements. The US Segment revenues are derived from Long-term Offtake Agreements.

In evaluating financial performance, we focus on EBITDA, as a segment’s measure of profit or loss. EBITDA is earnings before interest expense, income tax expense, depreciation and amortization. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented. The following tables present information related to the Company’s reportable segments.

The Company did not report segments in 2022 but are retrospectively reporting segments for 2022.

	Year Ended December 31,
Revenue by Segment	2023	2022
	(in thousands)
Europe	$30,401	$29,368
Europe – Discontinued Operations	(10,433)	(12,305)
United States	116	26
Total for the period	$20,084	$17,089

	Year Ended December 31,
Operating Loss by Segment	2023	2022
	(in thousands)
Europe	$(46,301)	$(14,978)
United States	(23,163)	(3,470)
Total for the period	$(69,464)	$(18,448)

	Year Ended December 31,
Assets by Segment	2023	2022
	(in thousands)
Europe
Fixed Assets	$125,600	$141,862
Other Assets	36,728	31,218
Total for Europe	$162,328	$173,080

United States
Fixed Assets	$5,119	$599
Other Assets	17,839	4,636
Total for US	$22,958	$5,235

	Year Ended December 31,
Liabilities by Segment	2023	2022
	(in thousands)
Europe
Debt	$180,294	$155,896
Other Liabilities	39,378	19,221
Total for Europe	$219,672	$175,117

United States
Debt	$17,247	$2,793
Other Liabilities	11,621	2,987
Total for US	$28,868	$5,780

	Year Ended December 31,
Revenue by Product Type	2023	2022
	(in thousands)
Country Renewable Programs (FIT)
Europe	$8,356	$9,854
US	-	-
Total for the period	$8,356	$9,854

Green Certificates (FIT)
Europe	$10,677	$9,452
US	-	-
Total for the period	$10,677	$9,452

Energy Offtake Agreements (PPA)
Europe	$11,368	$10,062
United States	116	26
Total for the period	$11,484	$10,088

	Year Ended December 31,
Geographic Information by Segment	2023	2022
	(in thousands)
Europe
Revenue	$30,401	$29,368
Revenue – Discontinued Operations	$(10,433)	$(12,305)
Long-lived assets	$162,328	$173,080

United States
Revenue	$116	$26
Long-lived assets	$22,958	$5,235

Consolidated
Revenue	$30,517	$29,394
Revenue – Discontinued Operations	$(10,433)	$(12,305)
Long-lived assets	$185,286	$178,315

	Year Ended December 31,
EBITDA by Segment	2023	2022
	(in thousands)
Europe	$6,874	$6,537
US	(4,560)	(3,370)
Total for the period	$2,314	$3,167

	Year Ended December 31,
EBITDA Reconciliation to Net Loss	2023	2022
	(in thousands)
Europe
EBITDA	$6,874	$6,537
Depreciation, amortization, and accretion	(6,563)	(6,617)
Interest expense	(23,453)	(14,876)
Income taxes	(161)	(21)
Solis Bond Waiver	(11,766)	-
Impairment loss recognized on the remeasurement to fair value less costs to sell	(11,232)	-
Net Loss	$(46,301)	$(14,977)

US
EBITDA	$(4,560)	$(3,370)
Depreciation, amortization, and accretion	(57)	(42)
Interest expense	(1,889)	(59)
Income taxes	(15)	-
Valuation on FPA Asset	(16,642)	-
Net Loss	$(23,163)	$(3,471)
Consolidated Net Loss	$(69,464)	$(18,448)

One customer represented 35% of continuing operational revenues during the year ended December 31, 2023 compared to two customers that represented 29% for the year ended December 31, 2022. The revenues from these customers accounted for $11.4 million and $9.7 million of revenue for the year ended December 31, 2023 and 2022 respectively.

Two customers represented 34% of the discontinued operational revenues during the year ended December 31, 2023 compared to two customers that represented 42% for the year ended December 31, 2022. The revenues from these customers accounted for $11.2 million and $14.2 million of revenue for the year ended December 31, 2023 and 2022 respectively.

Three customers represented 61% of the Company’s continuing operational accounts receivable for the year ended December 31, 2023. One customer represented 23% of the Company’s discontinued operational accounts receivable for the year ended December 31, 2023. The company did not have any customers who represented more than 10% of accounts receivable for the year ended December 31, 2022.

24.	Income Tax Provision

Explanation of the relationship between tax expense and accounting profit:

	Year Ended December 31,
	2023	2022
	(in thousands)
Income before taxes	$(53,637)	$(18,569)
Tax at the applicable rate of 21%	(11,263)	(3,899)
State income taxes, net of federal benefit	-	-
Permanent items	5,852	1,439
Tax effect of differences in foreign tax rates	2,622	2,046
Other	302	(140)
Change in valuation allowance	2,502	554
Actual income tax expense (benefit)	$15	$-

The tax effects of temporary difference and carryforwards that give rise to significant portions of the net deferred tax assets were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$1,329	$1,249
Interest expense carryforward	4,343	1,948
Lease liabilities	312	207
Total deferred tax assets	5,984	3,404
Deferred tax asset valuation allowance	(5,693)	(3,203)
Net deferred tax assets	291	201

Deferred tax liabilities:
Other	-	(1)
Right-of-use asset	(291)	(200)
Total deferred tax liabilities	(291)	(201)
Net deferred taxes	$-	$-

The Company’s valuation allowance increased during 2023 by $2.5 million, primarily due to the generation of net operating losses. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.

Deferred tax assets have not been recognized in respect of these losses as they may not be used to offset taxable profits elsewhere in the Company and there are no other tax planning opportunities or other evidence of recoverability in the near future. Pursuant to US Internal Revenue Code Section 382, the Company’s US net operating losses may be limited to a statutorily determined annual amount if the Company experienced an ownership change. The Company is in the process of analyzing whether any changes to its capital structure resulted in an ownership change, and whether US net operating losses would be restricted in use as a result thereof.

The Company also had foreign net operating loss carryovers of $3.9 million, which includes net operating loss carryovers of $2.4 million and $51 thousand in Ireland and Luxembourg, respectively. The net operating loss carryover in Luxembourg $42 thousand expires in 2040. The remaining foreign net operating loss carryovers have unlimited carryforward periods. The Company is in the process of analyzing whether any changes to its capital structure resulted in an ownership change, and whether US net operating losses would be restricted in use as a result thereof.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of it deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023.

25.	Related Party

Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument.

AEG:

Alternus Energy Group Plc (“AEG”) was an eighty percent (80%) shareholder of the Company as of December 22, 2023 and as of December 31, 2023. On October 12, 2022 AEG entered into the Business Combination Agreement with the Company and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) which closed on December 22, 2023 (See FN 1).In conjunction with the Business Combination Agreement, AEG also entered into an Investor Rights Agreement. The Investor Rights Agreement provides for certain governance requirements, registration rights and a lockup agreement under which AEG is restricted from selling its shares in the Company for one year, or until December 22, 2024, other than 1,437,500 shares after March 22, 2024 and an additional 1,437,500 after June 22, 2024, provided the shares are registered under a registration statement on SEC Form S-1.

Sponsor:

Clean Earth Acquisitions Sponsor LLC (“Sponsor”) was the founder and controlling shareholder of the Company during the year ended December 31, 2023 and up to the Business Combination Closing Date, December 22, 2023, when Sponsor became an 11% shareholder of the Company. The Sponsor entered into the Business Combination Agreement with the Company and AEG, and also entered into the Investor Rights Agreement and the Sponsor Support Agreement, The Sponsor agreed, pursuant to the Sponsor Support Agreement, to vote all of their shares of capital stock (and any securities convertible or exercisable into capital stock) in favor of the approval of the Business Combination and against any other transactions, as well as to waive its redemption rights, agree to not transfer securities of the Company, and waive any anti-dilution or similar protections with respect to founder shares.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor initially loaned $350,000 to the Company, in accordance with an unsecured promissory note (the “WC Note”) issued on September 26, 2022, under which up to $850,000 may be advanced. On August 8, 2023, the Company issued an additional $650,000 promissory note to the Sponsor to fund the Second WC Note. The Second WC Note is non-interest bearing and payable on the date which the Company consummates its initial Business Combination. Both of these notes were settled on the Business Combination closing date in exchange for 225,000 shares of the Company’s common stock.

On December 18, 2023, the Sponsor entered into a non-redemption agreement (the “NRA”) with the Company and the investor named therein (the “Investor”). Pursuant to the terms of the NRA, among other things, the Investor agreed to withdraw redemptions in connection with the Business Combination on any Common Stock, held by the Investor and to purchase additional Common Stock from redeeming stockholders of the Company such that the Investor will be the holder of no fewer than 277,778 shares of Common Stock.

D&O:

In connection with the Business Combination Closing, the Company entered into indemnification agreements (each, an “Indemnification Agreement”) with its directors and executive officers. Each Indemnification Agreement provides for indemnification and advancements by the Company of certain expenses and costs if the basis of the indemnitee’s involvement in a matter was by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity, in each case to the fullest extent permitted by the laws of the State of Delaware.

Consulting Agreements:

On May 15, 2021 VestCo Corp., a company owned and controlled by our Chairman and CEO, Vincent Browne, entered into a Professional Consulting Agreement with one of our US subsidiaries under which it pays VestCo a monthly fee of $16,000. This agreement has a five year initial term and automatically extends for additional one year terms unless otherwise unilaterally terminated.

In July of 2023, John Thomas, one of our directors, entered into a Consulting Services Agreement with one of our US subsidiaries under which it pays Mr. Thomas a monthly fee of $11,000. This agreement has a five year initial term and automatically extends for additional one year terms unless otherwise unilaterally terminated.

	Year Ended December 31,
Transactions with Directors	2023	2022
	(in thousands)
Loan from Vestco, a related party to Board member and CEO Vincent Browne	$210	$-
Final payment made to Vestco on November 16, 2023	(210)	-
Total	$-	$-

	Year Ended December 31,
Director’s remuneration	2023	2022
	(in thousands)
Remuneration in respect of services as directors	$606	$315
Remuneration in respect to long term incentive schemes	-	-
Total	$606	$315

26.	Subsequent Events

Management has evaluated subsequent events that have occurred through April 10, 2024, which is the date the financial statements were available to be issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the year ended December 31, 2023, except as disclosed below.

On January 3, 2024, Solis’, an indirect wholly owned subsidiary of the Company and related party, bondholders formally approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion. On January 30, 2024, the Bond Trustee exercised its right to extend the waivers and the maturity date of the Bond Terms to February 29, 2024. On January 31, 2024, Solis provided notice to the trustee of the Solis Bonds of its intent to exercise call options to repay €59.1 million (approximately $69.5 million) of amounts outstanding under the bonds. On February 14, 2024, Solis exercised its call options. On February 26, 2024, the Solis Bond Trustee granted a technical extension to the Solis Bond in order for Solis to exercise its call option, and Solis provided notice to the trustee of its intent to exercise call options to repay €5.7 million (approximately $6.2 million) of amounts outstanding under the bonds. The repayment was completed on March 12, 2024.

Also on February 26, 2024, Solis and a representative group of the bondholders agreed to an additional extension of the temporary waivers and the maturity date of the Solis Bond until April 30, 2024, with the right to further extend to May 31, 2024 at the Bond Trustee’s discretion, and thereafter on a month to month basis to November 29, 2024 at the Bond Trustee’s discretion and approval from a majority of bondholders. This was formally approved by the bondholders on March 12, 2024.

On January 3, 2024, ALT US 08 LLC was incorporated in Delaware as a wholly owned subsidiary of Alternus Energy Americas Inc.

Also on January 3, 2024, a convertible note holder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 1,320,000 shares of restricted common stock.

On January 11, 2024, we issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) has settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a related party and resulted in a decrease of AEG’s ownership of the Company from 80% to 72%.

On January 16, 2024 Solis entered into a sale and purchase agreement to sell one operating park in the Netherlands, Rilland. The sale closed on February 21, 2024 and Solis received EUR 6.5 million (approximately $7 million). The proceeds were used to pay down the Solis Bond.

Also on January 16, 2024, AEG MH 04 Limited was incorporated in Ireland as a wholly owned subsidiary of Alternus Lux 01 S.a.r.l.

On January 17, 2024, a subsidiary of the Company known as AEG JD 03 Limited changed its name to Alternus Europe Limited.

On January 19, 2024, all operating parks in Poland were sold by Solis in exchange for EUR 54.4 million (approximately $59.1 million). The proceeds were used to pay down the Solis Bond.

On January 23, 2024 we issued 81,301 shares of restricted common stock valued at $1.01 per share to a third party consultant in exchange for services.

On February 5, 2024 we amended and restated a promissory note originally issued October 3, 2023, such that the outstanding amount owed was increased from $3.2 million to $3.55 million and the maturity date was extended to February 28, 2025; we also issued to the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86 thousand.

On February 20, 2024 we issued 100,000 shares of restricted common stock valued at $0.35 per share to a third party consultant in exchange for services.

On March 19, 2024 we entered into a settlement agreement with Clean Earth Acquisitions Sponsor, LLC , a related party, and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the CLIN SPAC entity extensions, in the amount of $1.4 million and issue 225,000 shares of restricted common stock valued at $0.47 per share to SCA.

On March 20, 2024, we received a letter from The Nasdaq Stock Market notifying us that, because the closing bid price for our common stock has been below $1.00 per share for 30 consecutive business days, our common stock no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. We intend to actively monitor the bid price for our common stock between now and September 16, 2024 and will consider available options to regain compliance with the minimum bid price requirement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On December 22, 2023, the Company dismissed BDO USA P.C. (“BDO”), CLIN’s independent registered public accounting firm prior to the Business Combination, as the Company’s independent registered public accounting firm, effective as of December 22, 2023. The Audit Committee (the “Committee”) of the Board approved the dismissal of BDO and intends to appoint a new independent registered public accounting firm for the Company for the fiscal year ending December 31, 2023. The Company engaged Mazars USA as it’s auditor for 2023. The Company has not had any disagreements with its accountants on accounting and financial statements.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has identified the following material weakness in internal control over the financial reporting process.

●	The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

●	The Company did not design and maintain effective controls for communicating and sharing information within the Company. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely and accurately.

The accounting group has implemented a monthly review with the appropriate responsible parties within the Company, to review and confirm that the accounting department has received the proper documentation for various transactions.

●	The Company did not design and maintain effective controls for transactions between related parties and affiliates recorded between itself, the parent company and its subsidiaries. Specifically, the accounting and finance departments lacked formalized documentation establishing intercompany due to/from balances and did not periodically assess the collectability of such outstanding balances.

As part of the new despac structure, the Company is in the process of formalizing documentation related to intercompany due to/from within the new organization structure, and with Alternus Energy, Inc, which is the majority shareholder.

●	The Company did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, the Company did not design and maintain controls to timely identify and account for warrant instruments related to certain promissory notes, forward purchase agreements, debt modifications, and impairment of discontinued operations.

The Company will have third party experts review non routine, unusual and complex transactions in order to have the required expertise to confirm the proper accounting treatment.

●	The Company did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures.

The Company is working with an external consultant to review and assess the Company’s current internal control structure to improve the overall effectiveness of the control environment. In addition, the Company is investing in third party software to improve the accuracy, review, and approval of account reconciliations and other accounting functions. Also, the Company is investing in third party software to improve the process around the completion of the financial statements.

The material weaknesses described above could result in a material misstatement to substantially all of the Company’s accounts or disclosures. These material weaknesses leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified the material weaknesses described above in our internal controls over financial reporting and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

As stated above, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the directors and executive officers of Alternus as of April 15, 2024:

Name	Age	Position(s)
Vincent Browne	56	Chief Executive Officer and Chairman of the Board of Directors
Joseph E. Duey	51	Chief Financial Officer
Taliesin Durant	52	Chief Legal Officer
Gary Swan	54	Chief Technical Officer
David Farrell	43	Chief Commercial Officer
Larry Farrell	53	Chief Information Officer
Gita Shah	40	Chief Sustainability Officer
John P. Thomas	71	Director
Aaron T. Ratner	49	Director
Nicholas Parker	63	Director
Tone Bjornov	62	Director
Mohammed Javade Chaudhri	71	Director
Candice Beaumont	50	Director

Executive Officers

Vincent Browne, Chairman and Chief Executive Officer

Vincent Browne is our Chairman and Chief Executive Officer. Mr. Brown brings a wealth of experience with his extensive background of over 20 years in senior and c-suite level management in the areas of finance and operations, including M&A, project finance and capital market transactions across listed and private companies.

From 2017 to present Mr. Browne also serves as AEG’s Chairman and CEO. From July of 2015 until September of 2017, he served as AEG’s CFO and as a Director. Since December of 2016, Mr. Browne has also served as a director of all of our subsidiaries except our Italian subsidiaries. Mr. Browne holds a Bachelor of Commerce (Accounting) degree from University College Dublin and is a regular contributor in commercialization of research and technology projects with the Technology and Enterprise Campus at Trinity College Dublin.

We believe Mr. Browne is qualified to serve as a director on our board in light of his role as our Chief Executive Officer, his previous experience as Chief Executive Officer of AEG, the management perspective he brings to board deliberations and his extensive management experience.

Joseph Duey, Chief Financial Officer

Joseph Duey is serving as our Chief Financial Officer. Mr. Duey has over 12 years of experience in the development, acquisition, construction and financing of renewable energy assets including key operating management, finance and audit functions and has held CFO roles with various independent power producers focused on developing, acquiring, owning, and operating clean energy generation.

From 2018 to present, Mr. Duey also serves as AEG’s CFO. Prior to this, Mr. Duey served as Chief Financial Officer of Helios Energy Group from August of 2016 through September 2018, an independent power producer focused on developing, acquiring, owning, and operating clean energy generation. From January 2012 through July 2016, Mr. Duey served as Chief Financial Officer of Green States Energy, Inc., an IPP focused on developing, acquiring, owning, and operating clean energy generation. From June 2008 to December 2011, Mr. Duey was the Controller for Power Partners Group, a division of MasTec (MTZ), which installed over 3.5 GWp of wind assets in the United States as the electrical contractor over a 7-year period. Mr. Duey was Vice-President of Finance and General Manager of Allumination Filmworks from September 2005 to June 2008. Mr. Duey joined the Goodrich Corporation in August 2002 to September 2005, where he was the Manager of Consolidations Planning and Analysis from January 2002 to August 2002, he was the Controller at Bran and Luebbe a division of the SPX Corporation (SPX). Mr. Duey’s early career experience was at Arthur Andersen, where he performed external, internal, and operational audits for Fortune 1000 Companies. Mr. Duey received an MBA from the University of Illinois and achieved CPA, CMA, CIA, and CFM designations.

Taliesin Durant, Chief Legal Officer

Taliesin Durant is our Chief Legal Officer. Ms. Durant has spent over 20 years serving in senior operating roles in a variety of US corporate and public enterprises.

Prior to Ms. Durant’s appointment as our Chief Legal Officer, she served as AEG’s CLO since 2018. Prior to that, she served as President of a boutique legal services firm, DART Business Services LLC, which she founded in March 2010 to provide general and securities legal services to small public companies. Prior to founding DART, from October 2008 to February 2010, she was the General Counsel and Corporate Secretary of Flint Telecom Group, Inc. Prior to this, from June 2001 to September 2008, Ms. Durant served as General Counsel and Corporate Secretary for Semotus Solutions Inc. Ms. Durant graduated with a BA in Economics from Connecticut College. Ms. Durant is a member of the California State Bar Association, having earned a Juris Doctor degree at Northwestern School of Law at Lewis and Clark College where she was associate editor of the Environmental Law Review and completed her final year of law school at Santa Clara University School of Law.

Gary Swan, Chief Technical Officer

Gary Swan is our Chief Technical Officer. Mr. Swan comes with over 30 years of construction experience working on the design, construction, operation and sale of renewable energy assets across multiple continents.

Prior to Mr. Swan’s appointment as our Chief Technical Officer, he served as AEG’s CTO since 2021. Prior to AEG, Mr. Swan was previously responsible for the construction of several large-scale wind and solar projects owned by Actis Energy portfolio companies AELA Energia (Chile) and BioTherm Energy (Africa). Prior to this, Mr. Swan spent 6 years at Mainstream Renewable Power as Head of Construction and Engineering Manager from July 2012 to March 2018, where he was responsible for delivering wind and solar projects through the construction phase into operation across Europe, North America, Latin America and Africa.

Mr. Swan holds a BAI in Civil, Structural and Environmental Engineering from Trinity College Dublin and an MSc in Project Management from the University College Dublin Michael Smurfit Graduate Business School.

David Farrell, Chief Commercial Officer

David Farrell is our Chief Commercial Officer. Mr. Farrell has over 20 years’ experience across capital markets, project finance, infrastructure and renewables, and the finance industry.

Prior to Mr. Farrell’s appointment as our Chief Commercial Officer, he served as AEG’s CCO since January 2022. Prior to AEG, from November of 2019 to January of 2022, Mr. Farrell was a Director of Corporate Finance at advisory firm Grant Thornton. Additional previous roles include Director of Mergers & Acquisitions at the investment bank, Duff & Phelps, from September of 2016 to November of 2019, Regional Head of Debt Structuring at the accountancy firm FGS, and various management roles in corporate, institutional, and commercial banking, together with several advisory board roles. In these roles, Mr. Farrell acquired extensive experience on both sides of corporate, real estate, and infrastructure and renewable financings along with numerous M&A transactions.

Mr. Farrell holds a BBS degree in economics and finance from the University of Limerick, an Associateship of Chartered Institute of Management Accounting, CIMA professional qualification from the Dublin Business School, and has a diploma in Corporate Financing from the Chartered Accountant Ireland.

Larry Farrell, Chief Information Officer

Larry Farrell is our Chief Information Officer. He has over 20 years of experience in senior leadership roles across production, operations and service delivery management, in both startups and Fortune 500 companies.

Prior to Mr. Farrell’s appointment as our Chief Information Officer, he served as AEG’s CIO since 2019. Prior to AEG, from March of 2015 to January of 2019, Mr. Farrell was Senior Director of Global Operations Application Support for Xerox, consolidating and developing support systems and infrastructure globally. From October 2012 to March of 2015 he was Director of Global Service Delivery.

Mr. Farrell is ITIL and Lean Six Sigma certified and studied Mechanical Engineering at Dundalk Institute of Technology and holds Diplomas in Management from Dublin Business School and Printing and Graphic Communication from Technological University, Dublin.

Gita Shah, Chief Sustainability Officer

Gita Shah is our Chief Sustainability Officer. Prior to Ms. Shah’s appointment as our Chief Sustainability Officer she was the CSO for AEG since 2021, where she joined in 2017 as the Strategic Planning Manager. Prior to joining AEG, Ms. Shah was a Development Executive in Stream Bioenergy, an Irish renewable energy company.

Ms. Shah holds a BSc in Spatial Planning and Environmental Management from Technological University, Dublin. She has studied at the Innovation Academy in University College Dublin and recently completed a course in Business Sustainability Management from Cambridge Online University.

Non-Employee Directors

Aaron T. Ratner, Director

Aaron T. Ratner is a member of our board of directors. Prior to serving on our board, Mr. Ratner was the Chief Executive Officer of Clean Earth Acquisitions Corp, our pre-combination listed entity.

Along with serving on our board, Mr. Ratner is also the Co-Founder and Managing Partner of Vectr Carbon Partners, an early-stage global ClimateTech venture capital fund based in Hong Kong, as well as Co-Founder of CC Insurance Solutions, a climate insurance broker formerly known as Climate Risk Partners. Since November 2022 Mr. Ratner is also on the board of directors of Burcon NutraScience (TSK: BU), a plant protein technology company, and since October 2023 is on the board of directors of Toledo Solar, a cadmium telluride solar panel manufacturer. Additionally, since January 2022 Mr. Ratner is an Operating Partner of Nexus PMG, an engineering and project development services company, and since April 2020 is Managing Director of Mighty Sky LLC, a private investment holding company.

Mr. Ratner has over 20 years of domestic and international investment and advisory experience, including 8 years in Asia, focusing on venture capital, climate technology, infrastructure investing, energy, and agriculture. From 2020 to 2022, Mr. Ratner was the President of Cross River Infrastructure Partners, a platform of development companies deploying climate technologies into sustainable infrastructure projects across carbon capture, hydrogen, advanced SMR nuclear, and sustainable protein, with a focus on first and early commercial projects. From 2016 to 2020, Mr. Ratner was a Managing Director and the Head of Origination at Ultra Capital, a sustainable infrastructure project finance fund manager. At Ultra, he held seats on the Investment Committee and the Board of Directors. Also from 2016 to November 2022 he was the Venture Partner at Vectr Ventures, a climate tech venture capital fund.

Mr. Ratner attended the Stanford University Graduate School of Business and completed his undergraduate education at the University of Pennsylvania (Economics (Honors) and International Relations) and Jochi University, Tokyo.

We believe Mr. Ratner is qualified to serve as a director on our board in light of his previous investment/entrepreneurial experience that he brings to board deliberations, and his extensive experience with advisory and clean energy projects.

Nicholas Parker, Director

Nicholas Parker is a member of our board of directors. Prior to serving on our board, since 2002, Mr. Parker has served as Chairman of Toronto-based Parker Venture Management Inc., a private company through which he controls investments in, and advises on, clean and smart technology businesses and platforms globally, including previously serving as chairman of UGE International LTD (TSX: UGE), a public solar renewable energy development company.

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

We believe Mr. Parker is qualified to serve as a director on our board in light of his extensive management experience.

Candice Beaumont, Director

Candice Beaumont is a member of our board of directors. Prior to serving on our board, Ms. Beaumont has served since 2016 as Chairman of the Salsano Group, a Panama based family office and conglomerate invested in private equity, and was a member of the Board of Directors of Clean Earth Acquisition Corp., our pre-combination entity, as well as Israel Acquisitions Corp a special purpose acquisition company that completed its IPO in January 2023. (Nasdaq: ISRLU)

From 2003 to present, Ms. Beaumont has served as Chief Investment Officer of L Investments, a single-family office invested in public and private equity. Beginning in March 2021 Ms. Beaumont began to serve as Advisor to Athena Technology Acquisition Corp (NYSE: ATHN.U) and as Advisor of Springwater Situations Corp. (NASDAQ: SWSSU), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses, which completed its initial public offering on August 25, 2021. From 2012 to 2014, Ms. Beaumont was a member of the Board of Directors of I2BF Venture Fund II, a Dubai Financial Services Authority regulated clean tech venture capital firm with offices in Dubai, New York and London. Ms. Beaumont remains committed to community and philanthropic causes and serves on the International Council of Advisors for Global Dignity, a charity founded by Crown Prince Haakon of Norway to foster global respect and dignity across all borders, genders, religions, and races. Ms. Beaumont was part of the Milken Young Leaders Circle and is a member of the Milken Institute, as well as an active member of Young Presidents Organization. She started her career in Corporate Finance at Merrill Lynch in 1996 and worked as an investment banker at Lazard Frères from 1997 to 1999, during which time she executed over $20 billion of merger and acquisition advisory assignments. Ms. Beaumont also worked in private equity at Argonaut Capital from 1999 to 2001.

Due to her background, Ms. Beaumont speaks at numerous family office and investment conferences globally, including the Stanford University Graduate School of Business Global Investor’s Forum, while being a NYU Stern Family Office Council member serving on its Steering Committee, and is an Advisory Board member of the Family Office Association.

Ms. Beaumont obtained a Bachelor in Business Administration from the University of Miami, graduating first in her class with a major of International Finance & Marketing. Ms. Beaumont was Captain of the University of Miami varsity tennis team, where she earned Academic All American honors, and is also a former world-ranked professional tennis player. She completed Global Leadership & Public Policy for the 21st Century at Harvard Kennedy School in 2015. Ms. Beaumont was honored by Trusted Insight as one of the Top 30 Family Office Chief Investment Officers in 2017 and as a Young Global Leader by the World Economic Forum in 2014. Ms. Beaumont has a broad network of relationships, including investors in private and public equity, leading venture capital firms with compelling pre-initial public offering companies and has expertise sourcing deals, evaluating private and public businesses, and conducting detailed due diligence and risk management.

We believe Ms Beaumont is qualified to serve as a director on our board in light of her extensive business experience.

John P. Thomas, Director

Mr. Thomas is a member of our board of directors. From February 2018 to present Mr. Thomas also serves as a director of AEG.

Prior to joining our board, Mr. Thomas has served in senior operating and management roles in a variety of corporate and public enterprises for over 35 years. From April 2011 to July 2022 he was Director and Managing Partner of Doonbeg Partners, LLC, which he co-founded. Prior to co-founding the Doonbeg, he was a founding partner of Pfife Hudson Group, from March 2003 to November 2010, a boutique investment bank. Prior to that, Mr. Thomas spent 12 years at the Grundstad Maritime Group, a Norwegian holding company with various maritime assets including product tankers and a cruise line, culminating as CEO and President of the Group. He joined Grundstad from Northrop Corporation, where from February 1984 to June 1988 he was responsible for Northrop’s corporate counter trade and offset operations worldwide. Before joining Northrop, Mr. Thomas was Owners Representative for West Africa and Resident Managing Director in Nigeria for Farrell Lines, a US Flag shipping company. He began his African experience as a U.S. Peace Corps Volunteer in The Gambia, West Africa and later transferred to Micronesia.

Mr. Thomas graduated with a BS in Business Administration from Manhattan College.

We believe that Mr. Thomas is qualified to serve as a director on our board due to his service in senior operating and management roles of other companies.

Tone Bjornov, Director

Ms. Bjørnov is a member of our board of directors, prior to which she was as a member of AEG’ Board of Directors since August 2021.

Since 2008 she has worked as a portfolio non-executive director in several Scandinavian companies across various sectors from banks and financial institutions to shipping, real estate, media, biotech and aquaculture. She has chaired multiple Boards and Board committees including risk, audit and nomination in European listed companies. Present board positions include Atlantic Sapphire ASA (Audit Committee Chair), Aqua Bio Technology ASA, Filmparken AS (Chair), Storyline Studios AS (Chair), Hausmann AS (Chair), Dugnad.ai.AS (Chair), TF Bank AB (Audit Committee Chair), Omsorgsbygg KF (Deputy Chair) and Varme og Bad AS (Credit Committee Chair).

Ms. Bjørnov received her undergraduate degree from the University of Oslo and an undergraduate degree from BI Norwegian Business School and resides in Oslo.

We believe that Ms. Bjornov is qualified to be a director on our board given her vast experience in the financial industry.

Mohammed Javade Chaudhri, Director

Mohammed Javade Chaudhri is a member of our board of directors. Prior to serving on our board, Mr. Chaudhri was on the board of AEG since February of 2022.

Based in Washington D.C. and currently Of Counsel with Jones Day, he advises companies on domestic and international mergers, acquisitions, and strategic alliances as well as corporate governance, compliance, and internal investigations. From September of 2013 to 2019 he was the partner-in-charge of Jones Day’s Middle East & Africa region. Prior to that, from October of 2003 to September of 2013, he was the General Counsel for Sempra Energy and Gateway Computers. He serves on several non-profit and advisory boards, including the University of California Global Policy & Strategy School, the US-Asia Institute, the Institute of the Americas, Asian-Americans Advancing Justice, Loyola School of Law Rule of Law Development, The Rumie Initiative, International Development Law of Organization, Friends of Gatoto, the Yale International Alliance, and the San Diego Zoo Wildlife Alliance.

Mr. Chaudhri holds a BSc & MSc in Environmental Science from Yale University and a Juris Doctor degree from Georgetown University.

We believe that Mr. Chaudhri is qualified to be a director on our board given his twenty years’ experience as General Counsel, Chief Compliance Officer and Chief Environmental Officer at a Fortune 250 company.

Corporate Governance

Board Leadership Structure

Our chairman of the board of directors is Vincent Browne, who is also our Chief Executive Officer. Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board of directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board of directors, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Composition of the Board of Directors

The board of directors is divided into three classes of directors (Class I, Class II and Class III), with each class serving for staggered three-year terms. Vincent Browne, John P. Thomas and Aaron T. Ratner constitute the Class III directors;, Nicholas Parker and Tone Bjornov constitute the Class II directors; Mohammed Javade Chaudhri and Candice Beaumont constitute the Class I directors. The initial term of the Class I directors shall expire immediately following the Company’s 2024 annual general meeting of the Company at which directors are appointed. The initial term of the Class II directors shall expire immediately following the Company’s 2025 annual general meeting at which directors are appointed. The initial term of the Class III directors shall expire immediately following the Company’s 2026 annual meeting at which directors are appointed.

Director Independence

The board of directors consists of seven directors, four of whom are “independent” within the meaning of Section 5605(a)(2) of the Nasdaq Listing Rules and meet the criteria for independence set forth in Rule 10A-3 of the Exchange Act. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Nicholas Parker, Tone Bjornov, Candice Beaumont, and Mohammed Javade Chaudhri satisfy the “independence” requirements under Nasdaq Rule 5605.

Board Committees

The Board has established three standing committees: (i) audit committee (the “Audit Committee”); (ii) compensation committee (the “Compensation Committee”); and (iii) nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Each of the committees operates pursuant to its charter. The committee charters will be reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee may propose revisions to the charters. The responsibilities of each committee are described in more detail below.

Audit Committee. The Audit Committee consists of three directors, Tone Bjornov, Nicholas Parker and Mohammed Javade Chaudhri, all of which are currently “independent” as defined by Nasdaq. Tone Bjornov serves as the audit committee chairman and audit committee financial expert. The audit committee’s duties are specified in a charter and include, but not be limited to:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The Audit Committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee. The Compensation Committee consists of two directors: Mohammed Javade Chaudhri and Tone Bjornov, both of which, are “independent” as defined by Nasdaq. Mohammed Javade Chaudhri serves as the compensation committee chairman. The Compensation Committee’s duties are specified in a charter and include, but not be limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nomination and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of two directors: Mohammed Javade Chaudhri and Tone Bjornov. Mohammed Javade Chaudhri serves as the nominating and corporate governance committee chairman. The Nominating and Corporate Governance Committee’s duties are specified in a charter and include, but not be limited to:

●	assist the Board by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders;

●	lead the Board in its annual review of its performance;

●	recommend to the Board director nominees for each committee of the Board; and

●	develop and recommend to the Board corporate governance guidelines applicable to us.

Role of Board in Risk Oversight Process

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

Code of Ethics

Our Board adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Our website has a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Clawback Policy

On January 1, 2024, our Board adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Insider Trading Policy

We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors and consultants from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees, independent contractors and consultants from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Executive Officer and Chief Financial Officer. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Board Diversity Matrix

The following table sets forth Board level diversity information based on voluntary self-identification of incumbent directors as of April 15, 2024.

Board Diversity Matrix as of April 8, 2024
Total Number of Directors:7
	Male	Female	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	5	2	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	1	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	4	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	1

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023, except for one late Form 3 filing reporting one transaction each made by each of Alternus Energy Group Plc, David Farrell, Gareth Swan, Gita Shah, Paul Thomas, Joseph Duey, William Farrell, Mohammed Javade Chaudhri, Taliesin Durant, Tone Bjornov, and Vincent Browne.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2023 and 2022, earned by or paid to our Chief Executive Officer and our two other most highly compensated executive officers whose total compensation exceeded US$100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Vincent Browne	2023	192,000	(1)(2)	193,000	(4)			385,000
Chief Executive Officer	2022	192,000	(1)(2)	41,000	(3)			233,000
Joseph E. Duey	2023	250,000		193,000	(4)	18,000	(2)	461,000
Chief Financial Officer	2022	250,000				18,000	(2)	268,000
Taliesin Durant	2023	190,000				54,305	(2)(5)	244,305
Chief Legal Officer	2022	190,000		133,000	(3)	18,000	(2)	268,062

(1)	Mr. Browne’s salary includes fees earned by Vestco, a company he owns and controls, pursuant to a services agreement between VestCo and Alternus Energy Americas Inc.

(2)	Other compensation includes car allowance (USA)

(3)	Bonuses were paid in January and December 2022 for the fiscal year ending 2021.

(4)	Bonuses paid in October 2023 for the fiscal year ending 2021.

(5)	Includes housing allowance effective July 2023.

Employment Agreements.

Vincent Browne

VestCo Corp., a company owned and controlled by Vincent Browne, entered into a Professional Consulting Agreement with one of our US subsidiaries under which Alternus pays VestCo a monthly fee of $16,000. This agreement has a five-year initial term.

Additionally, Mr. Browne entered into an Employment Agreement (the “Browne Employment Agreement”) with an Irish subsidiary of the Company under which Mr. Browne receives an annual base salary of €120,000 and an annual bonus of up to 100% of his salary based on achieving certain milestones. In addition, he is eligible to receive certain equity and/or equity-based awards under the Company’s long-term incentive compensation plan(s), none of which has been issued at this time.

The Company may terminate the Browne Employment Agreement for “Cause” which is defined as any of the following: (i) the conviction of a felony, or a crime involving dishonesty or moral turpitude; (ii) fraud, misappropriation or embezzlement; or (iii) willful failure or gross negligence in the performance of assigned duties, which failure or negligence continues for more than thirty (30) days following written notice of such failure or negligence. Alternus may terminate the Browne Employment Agreement without Cause at any time by giving 90 days’ advance written notice and shall pay a sum equal to five years of base salary. Mr. Browne may terminate his employment agreement for Good Reason (as defined in the Browne Employment Agreement) with 90 days’ notice, and Alternus shall be obligated to pay him severance pay equal to five years of base salary.

Joseph E. Duey

The Company and Mr. Duey entered into an employment agreement under which Mr. Duey receives an annual base salary of $250,000 and a cash bonus of up to 100% of his salary based on achieving certain milestones. In addition, he is eligible to receive certain equity and/or equity-based awards under the Company’s long-term incentive compensation plan(s), none of which has been issued at this time. This agreement has a five-year initial term.

The Company may terminate his employment agreement for “Cause” which is defined as any of the following: (i) the conviction of a felony, or a crime involving dishonesty or moral turpitude; (ii) fraud, misappropriation or embezzlement; or (iii) willful failure or gross negligence in the performance of assigned duties, which failure or negligence continues for more than thirty (30) days following written notice of such failure or negligence. If the executive’s employment is terminated by Alternus without Cause during the term of the employment agreement, the Alternus must give two weeks’ prior written notice and shall pay severance pay equal to one year of base salary. If Alternus closes a ‘Change in Control’ transaction, then the employment agreement will automatically terminate, and the Company shall pay severance pay equal to two years of base salary and any unvested stock shall automatically become fully vested. The executive may terminate the employment agreement for Good Reason (as defined in such employment agreement) with 90 days’ notice, and Alternus shall be obligated to pay the executive severance pay equal to one year of base salary.

Taliesin Durant

The Company and Ms. Durant entered into an employment agreement under which Ms. Durant receives an annual base salary of $190,000 and a cash bonus of up to 100% of her salary based on achieving certain milestones. In addition, she is eligible to receive certain equity and/or equity-based awards under the Company’s long-term incentive compensation plan(s), none of which has been issued at this time. This agreement has a five-year initial term.

The Company may terminate her employment agreement for “Cause” which is defined as any of the following: (i) the conviction of a felony, or a crime involving dishonesty or moral turpitude; (ii) fraud, misappropriation or embezzlement; or (iii) willful failure or gross negligence in the performance of assigned duties, which failure or negligence continues for more than thirty (30) days following written notice of such failure or negligence. If the executive’s employment is terminated by Alternus without Cause during the term of the Employment agreement, the Alternus must give two weeks’ prior written notice and shall pay severance pay equal to one year of base salary. If Alternus closes a ‘Change in Control’ transaction, then the employment agreement will automatically terminate, and the Company shall pay severance pay equal to two years of base salary and any unvested stock shall automatically become fully vested. The executive may terminate the employment agreement for Good Reason (as defined in such employment agreement) with 90 days’ notice, and Alternus shall be obligated to pay the executive severance pay equal to one year of base salary.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the Company currently does not have any outstanding awards or options underlying its current Incentive Plan (as defined below).

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2023.

Members of the Board of Directors of the predecessor entity, Clean Earth Acquisition Corporation, did not receive fees for their services in 2023.

Mr. Brown’s compensation was as a paid executive in 2023 and he did not receive compensation for his services as a board member.

Name	Fee Earned / Paid in Cash ($)	Stock Awards ($)	Options ($)	Others ($)		Total ($)
John P. Thomas	-	-	-	70,078	(1)	70,078
Aaron T. Ratner	-	-	-	-		-
Nicholas Parker	-	-	-	-		-
Tone Bjornov	-	-	-	-		-
Mohammed Javade Chaudhri	-	-	-	-		-
Candice Beaumont	-	-	-	-		-
Vincent Brown	-	-	-	-		-

(1)	Mr. Thomas’ salary includes fees earned under a consulting agreement entered into in July 2023 with Alternus Energy Americas Inc.

Item 12. Security ownership Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2024 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. We have based our calculation of beneficial ownership on 80,076,664 shares of common stock outstanding as of April 15, 2024.

Name of Beneficial Owner	Number of shares of Company Common Stock Beneficially Owned	Percentage of shares of outstanding Company Common Stock
Greater than 5% Stockholders:
Alternus Energy Group Plc(1)	57,500,000	71.8%
Clean Earth Acquisitions Sponsor LLC(2)(3)	8,781,667	11.0%
Nordic ESG and Impact Fund SCSp	7,765,000	9.7%
Named Executive Officers and Directors: (4)
Vincent Browne	0	*
Joseph E. Duey	0	*
Taliesin Durant	0	*
Gary Swan	0	*
David Farrell	0	*
Larry Farrell	0	*
Gita Shah	0	*
John P. Thomas	0	*
Aaron T. Ratner	0	*
Nicholas Parker	0	*
Tone Bjornov	0	*
Mohammed Javade Chaudhri	0	*
Candice Beaumont	0	*

All directors and named executive officers as a group (13 individuals)	0	*

*	Less than 1%.

(1)	Alternus Clean Energy, Inc., 360 Kingsley Park Drive, Suite 250, Fort Mill, SC 29715.

(2)	The Sponsor is the record holder of the shares of Company Common Stock reported herein. Share ownership for officers and directors of the Sponsor does not include shares owned by the Sponsor. Martha Ross, Alex Greystoke and David Saab compose the Board of Managers of the Sponsor. Any action by the Sponsor, including decisions with respect to the Sponsor’s voting and dispositive power over the shares of the Company held by the Sponsor, requires a majority vote of the managers of the Board of Managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the Sponsor’s managers, none of the Sponsor’s managers is deemed to be a beneficial owner of the Sponsor’s securities, even those in which such manager holds a pecuniary interest. Each of Aaron Ratner, Nicholas Parker and Candice Beaumont, directors of the Company, holds membership interests in the Sponsor. None of the members of the Sponsor is deemed to have or share beneficial ownership of the shares of Company Common Stock held by the Sponsor. The business address of the Sponsor is 12600 Hill Country Blvd, Building R, Suite 275 Bee Cave, Texas 78738.

(3)	Includes 2,555,556 shares of Common Stock that are subject to vesting upon the occurrence of certain stock price milestones or upon the occurrence of certain events

(4)	Unless otherwise noted, the business address of each of the following individuals is 360 Kingsley Park Drive, Suite 250, Fort Mill, SC 29715.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following is a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2023 and 2022, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described the sections titled “Executive Compensation” and “Non-Employee Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

AEG:

Alternus Energy Group Plc (“AEG”) was an eighty percent (80%) shareholder of the Company as of December 22, 2023 and as of December 31, 2023. On October 12, 2022 AEG entered into the Business Combination Agreement with the Company and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) which closed on December 22, 2023 (See FN 1).In conjunction with the Business Combination Agreement, AEG also entered into an Investor Rights Agreement. The Investor Rights Agreement provides for certain governance requirements, registration rights and a lockup agreement under which AEG is restricted from selling its shares in the Company for one year, or until December 22, 2024, other than 1,437,500 shares after March 22, 2024 and an additional 1,437,500 after June 22, 2024, provided the shares are registered under a registration statement on SEC Form S-1.

Nordic ESG:

In January of 2024 the Company issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a related party and resulted in a decrease of AEG’s ownership of the Company from 80% to 72%.

Sponsor:

Clean Earth Acquisitions Sponsor LLC (“Sponsor”) was the founder and controlling shareholder of the Company during the year ended December 31, 2023 and up to the Business Combination Closing Date, December 22, 2023, when Sponsor became an 11% shareholder of the Company. The Sponsor entered into the Business Combination Agreement with the Company and AEG, and also entered into the Investor Rights Agreement and the Sponsor Support Agreement, The Sponsor agreed, pursuant to the Sponsor Support Agreement, to vote all of their shares of capital stock (and any securities convertible or exercisable into capital stock) in favor of the approval of the Business Combination and against any other transactions, as well as to waive its redemption rights, agree to not transfer securities of the Company, and waive any anti-dilution or similar protections with respect to founder shares.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor initially loaned $350,000 to the Company, in accordance with an unsecured promissory note (the “WC Note”) issued on September 26, 2022, under which up to $850,000 may be advanced. On August 8, 2023, the Company issued an additional $650,000 promissory note to the Sponsor to fund the Second WC Note. The Second WC Note is non-interest bearing and payable on the date which the Company consummates its initial Business Combination. Both of these notes were settled on the Business Combination closing date in exchange for 225,000 shares of the Company’s common stock.

On December 18, 2023, the Sponsor entered into a non-redemption agreement (the “NRA”) with the Company and the investor named therein (the “Investor”). Pursuant to the terms of the NRA, among other things, the Investor agreed to withdraw redemptions in connection with the Business Combination on any Common Stock, held by the Investor and to purchase additional Common Stock from redeeming stockholders of the Company such that the Investor will be the holder of no fewer than 277,778 shares of Common Stock.

D&O:

In connection with the Business Combination Closing, the Company entered into indemnification agreements (each, an “Indemnification Agreement”) with its directors and executive officers. Each Indemnification Agreement provides for indemnification and advancements by the Company of certain expenses and costs if the basis of the indemnitee’s involvement in a matter was by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity, in each case to the fullest extent permitted by the laws of the State of Delaware.

Consulting Agreements:

On May 15, 2021 VestCo Corp., a company owned and controlled by our Chairman and CEO, Vincent Browne, entered into a Professional Consulting Agreement with one of our US subsidiaries under which it pays VestCo a monthly fee of $16,000. This agreement has a five-year initial term and automatically extends for additional one year terms unless otherwise unilaterally terminated.

In July of 2023, John Thomas, one of our directors, entered into a Consulting Services Agreement with one of our US subsidiaries under which it pays Mr. Thomas a monthly fee of $11,000. This agreement has a five year initial term and automatically extends for additional one year terms unless otherwise unilaterally terminated.

	Year Ended December 31,
Transactions with Directors	2023	2022
	(in thousands)
Loan from Vestco, a related party to Board member and CEO Vincent Browne	$210	$-
Final payment made to Vestco on November 16, 2023	(210)	-
Total	$-	$-

	Year Ended December 31,
Director’s remuneration	2023	2022
	(in thousands)
Remuneration in respect of services as directors	$606	$315
Remuneration in respect to long term incentive schemes	-	-
Total	$606	$315

Family Relationships

No family relationship exists between any of Alternus’ directors and executive officers. There are no arrangements or understandings with major shareholders, customers, suppliers or others pursuant to which any person referred to above was selected as a director or member of senior management.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	The director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, two of our directors can be considered independent.

Policy Concerning Related Person Transactions

Alternus’ board of directors adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we had a related person were or will be participants and the amount involved exceeds $120,000 or 1% of the average of our total assets as of the end of our last two completed fiscal years, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, management’s recommendation with respect to the proposed related person transaction and the extent of the related person’s interest in the transaction.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

BDO USA, LLP (n/k/a BDO USA, P.C.) (“BDO”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2022 and provided audit services up to the Business Combination Closing date, December 22, 2023.

Mazars USA LLP (“Mazars US”) served as the independent registered public accounting firm to audit our combined books and accounts for the fiscal year ending December 31, 2023.

The table below presents the aggregate fees billed for professional services rendered by Mazars US, and BDO for the years ended December 31, 2023 and 2022.

	2023		2022
Audit fees	$		$
BDO		231,014		153,973
Mazars US		1,167,963
Audit-related fees				-
All other fees				-
Total fess		$1,398,977		$153,973

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Business Combination Agreement by and among Clean Earth Acquisitions Corp., Alternus Energy Group and Clean Earth Acquisitions Sponsor LLC, dated October 12, 2022 (incorporated by reference to Exhibit 2.1 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 000-1883984), filed with the Securities and Exchange Commission on October 12, 2022)
2.2	First Amendment to the Business Combination Agreement dated April 12, 2023 (incorporated by reference to Exhibit 2.1 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 18, 2023)
2.3†	Amended and Restated Business Combination Agreement dated December 22, 2023 (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.1	Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.2	Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
4.1	Form of Specimen Common Stock Certificate of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
4.2**	Alternus Clean Energy, Inc. Description of Securities
10.1	Solis Bond Terms by and among Solis Bond Company DAC and Nordic Trustee AS dated January 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.2	Solis Bond Terms Amendment Agreement No. 1 dated July 5, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.3	Solis Bond Terms Amendment Agreement No. 2 dated May 16, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.4	Solis Bond Terms Amendment Agreement No. 3 dated July 16, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.5†	Loan Agreement by and among OBN Financial Services Limited, Paul O’Brien and AEG MH 02 Limited dated June 1, 2022, as amended and restated (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)

10.6†	Secured Senior Facility Agreement by and among AEG JD 01 LTD and Deutsche Bank AG dated December 21, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.7†	Secured Mezzanine Facility Agreement by and among AEG MH 03 LTD and Deutsche Bank AG dated December 21, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.8	Amended and Restated Convertible Promissory Note issued to Wissam Anastas dated April 19, 2023 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.9	Secured Promissory Note dated October 3, 2023, by and among Alternus Energy Americas Inc. and SCM Tech LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.10	Warrant Agreement dated December 22, 2023, by and among the Company and SCM Tech LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.11	Warrant Agreement dated December 22, 2023, by and among the Company and SCM Tech LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December, 22 2023)
10.12	Form of Warrant Certificate that was issued by the Registrant to Clean Earth Acquisitions Sponsor LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276630), filed with the Securities and Exchange Commission on January 19, 2024)
10.13#	Employment Agreement by and among Vincent Browne and AEG JD 03 LTD dated December 22, 2023 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.14#	Consulting Services Agreement by and among VestCo Corp and Alternus Energy Americas Inc. dated May 15, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.15#	Employment Agreement by and among Joseph Duey and the Company dated December 22, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.16#	Employment Agreement by and among Taliesin Durant and the Company dated December 22, 2023 (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.17#	Employment Agreement by and among Gary Swan and Solis Bond Company DAC dated March 31, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.18#	Employment Agreement by and among David Farrell and JD 03 Ltd dated October 5, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.19#	Employment Agreement by and among Larry Farrell and Solis Bond Company DAC dated September 1, 2022 (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.20	Investor Rights Agreement by and among the Company, Clean Earth Acquisitions Sponsor and Alternus Energy Group Plc dated October 12, 2022 (incorporated by reference to Exhibit 10.2 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 000-1883984), filed with the Securities and Exchange Commission on October 12, 2022)
10.21#	Alternus Clean Energy, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.22	Forward Purchase Agreement by and among Clean Earth Acquisitions Corp., Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, L.P. and Meteora Strategic Capital, LLC dated December 3, 2023 (incorporated by reference to Exhibit 10.1 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 4, 2023)

10.23	Non-Redemption Agreement by and among Clean Earth Acquisitions Corp., the Clean Earth Acquisitions Sponsor LLC, and the investor named therein dated December 18, 2023 (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.25	Share Purchase Agreement by and among Solis Bond Designated Activity Company and Undo S.r.l. dated December 28, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 28, 2023).
10.26	Share Purchase Agreement by and among Solis Bond Designated Activity Company and Theia Investment (Netherlands) 1 B.V. dated December 28, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 28, 2023.
10.27	Share Purchase Agreement by and among Solis Bond Designated Activity Company and Theia Investment (Netherlands) 1 B.V. dated January 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 16, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
19.1**	Insider Trading Policy
21.1**	Subsidiaries List
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2024	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2024.

Signature	Title	Date

/s/ Vincent Browne	Chairman and Chief Executive Officer	April 15, 2024
Vincent Browne	(Principal Executive Officer)

/s/ Joseph E. Duey	Chief Financial Officer	April 15, 2024
Joseph E. Duey	(Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	April 15, 2024
Aaron T. Ratner

/s/ Nicholas Parker	Director	April 15, 2024
Nicholas Parker

/s/ Tone Bjornov	Director	April 15, 2024
Tone Bjornov

/s/ Mohammed Javade Chaudhri	Director	April 15, 2024
Mohammed Javade Chaudhri

/s/ Candice Beaumont	Director	April 15, 2024
Candice Beaumont

/s/ John Thomas	Director	April 15, 2024
John Thomas