Form 10-Q
period 2024-03-31
Alternus Clean Energy, Inc.
filed 2024-05-21
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Kingsley Park Drive, Suite 250 Fort Mill, South Carolina	(803) 280-1468
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

As of May 21, 2024, the registrant had a total of 81,396,664 shares of its common stock, par value $0.0001 per share, issued and outstanding.

ALTERNUS CLEAN ENERGY, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of March 31	As of December 31
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,381	$4,618
Accounts receivable, net	2,119	651
Unbilled energy incentives earned	6,048	5,607
Prepaid expenses and other current assets	3,023	3,344
Taxes recoverable	683	631
Restricted cash	841	19,161
Current discontinued assets held for sale	-	80,943
Total Current Assets	14,095	114,955

Property and equipment, net	61,605	61,302
Right of use asset	1,303	1,330
Other receivable	1,000	1,483
Capitalized development cost and other long-term assets, net	6,351	6,216
Total Assets	$84,354	$185,286

LIABILITIES AND SHAREHOLDER’’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,494	$5,084
Accrued liabilities	19,032	24,410
Taxes payable	13	14
Deferred income	6,048	5,607
Operating lease liability	177	175
Green bonds	87,264	166,122
Convertible and non-convertible promissory notes, net of debt issuance costs	30,615	31,420
Due to affiliate	1,046	-
Current discontinued liabilities held for sale	-	14,259
Total Current Liabilities	154,689	247,091

Operating lease liability, net of current portion	1,188	1,252
Asset retirement obligations	196	197
Total Liabilities	156,073	248,540

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of March 31, 2024 and December 31, 2023. 0 issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Common Stock, $0.0001 par value, 150,000,000 authorized as of March 31, 2024 and December 31, 2023; 81,396,664 issued and outstanding as of March 31, 2024 and 71,905,363 issued and outstanding as of December 31, 2023.	8	7
Additional paid in capital	28,223	27,874
Foreign Currency Translation Reserve	(4,156)	(2,924)
Accumulated deficit	(95,794)	(88,211)
Total Shareholders’ Deficit	(71,719)	(63,254)
Total Liabilities and Shareholders’ Deficit	$84,354	$185,286

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31
	2024	2023

Revenues	$2,180	$3,846

Operating Expenses
Cost of revenues	(834)	(1,015)
Selling, general and administrative	(3,747)	(1,725)
Depreciation, amortization, and accretion	(568)	(842)
Development Costs	(7)	(111)
Total operating expenses	(5,156)	(3,693)

Income/(loss) from operations	(2,976)	153

Other income/(expense):
Interest expense	(4,984)	(3,468)
Fair value movement of FPA Asset	(483)	-
Other expense	(223)	(40)
Other income	7	-
Total other expenses	(5,683)	(3,508)
Loss before provision for income taxes	(8,659)	(3,355)
Income taxes	-	-
Net loss from continuing operations	(8,659)	(3,355)

Discontinued operations:
Loss from operations of discontinued business component	(1,074)	(1,897)
Gain on sale of discontinued business components	2,150	-
Net income/(loss) from discontinued operations	1,076	(1,897)
Net loss for the period	$(7,583)	$(5,252)

Net loss attributable to common stockholders, basic	(8,659)	(3,355)
Net loss per share attributable to common stockholders, basic	(0.13)	(0.06)
Net loss per share attributable to common stockholders, diluted	(0.13)	(0.06)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

Comprehensive loss:
Net loss	$(7,583)	$(5,252)
Foreign currency translation adjustment	(1,232)	(104)
Comprehensive loss	$(8,815)	$(5,356)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2023	-	$-	57,500,000	$6	$19,797	$(3,638)	$(18,747)	$(2,582)
Distribution to stockholder	-	-	-	-	(1,853)	-	-	(1,853)
Contribution from stockholder	-	-	-	-	2,015	-	-	2,015
Foreign currency translation adjustment	-	-	-	-	-	(104)	-	(104)
Net Loss	-	-	-	-	-	-	(5,252)	(5,252)
Balance at March 31, 2023	-	$-	57,500,000	$6	$19,959	$(3,742)	$(23,999)	$(7,776)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2024	-	$-	71,905,363	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	7,990,000	1	9,836	-	-	9,837
Conversion of Debt	-	-	1,320,000	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	181,301	-	117	-	-	117
Foreign currency translation adjustment	-	-	-	-	-	(1,232)	-	(1,232)
Net Loss	-	-	-	-	-	-	(7,583)	(7,583)
Balance at March 31, 2024	-	$-	81,396,664	$8	$28,223	$(4,156)	$(95,794)	$(71,719)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss from continuing operations	$(8,659)	$(3,355)
Adjustments to reconcile net income/(loss) to net cash provided used in operations:
Depreciation, amortization and accretion	568	842
Amortization of debt discount	698	1,117
Credit loss expense	(3)	-
Share-based compensation to third parties	117	-
Gain (loss) on foreign currency exchange rates	64	113
Fair value movement of FPA Asset	483	-
Loss on disposal of asset	1,348	-
Non-cash operating lease assets	(8)	31
Changes in assets and liabilities:
Accounts receivable and other short-term receivables	(89)	2,056
Prepaid expenses and other assets	199	(491)
Accounts payable	2,155	278
Accrued liabilities	(3,292)	599
Operating lease liabilities	(48)	(11)
Payable to affiliate	1,039	-
Net Cash provided by (used in) Operating Activities	$(5,428)	$1,179
Net Cash provided by (used in) Operating Activities - Discontinued Operations	(2,085)	(805)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,486)	(124)
Sales of property and equipment	67,540	107
Capitalized Cost	(228)	(241)
Construction in Process	(340)	(770)
Net Cash provided by (used in) Investing Activities	$65,486	$(1,028)
Net Cash provided by (used in) Investing Activities - Discontinued Operations	-	(52)

Cash Flows from Financing Activities:
Proceeds from debt	1,109	1,396
Debt Issuance Cost	(315)	(130)
Payments of debt principal	(77,682)	-
Distributions to parent	-	(403)
Contributions from parent	253	1,074
Net Cash provided by (used in) Financing Activities	$(76,635)	$1,937
Net Cash provided by (used in) Financing Activities - Discontinued Operations	(3,151)	(325)

Effect of exchange rate on cash	(528)	215
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,341)	$1,121
Cash, cash equivalents, and restricted cash beginning of the year	24,563	7,747
Cash, cash equivalents, and restricted cash end of the year	$2,222	$8,868

Cash Reconciliation
Cash and cash equivalents	1,381	2,090
Restricted cash	841	6,778
Cash, cash equivalents, and restricted cash end of the year	$2,222	$8,868

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of 47 and 64 respectively)	5,287	1,920
Taxes	526	777
Non-cash financing activities:
Shares issued for settlement of debt	9,836	-
Shares issued for conversion of debt	1,029	-
Shares issued for stock compensation to third parties	117	-

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

Clean Earth’s only pre-combination assets were cash and investments and the SPAC did not meet the definition of a business in accordance with U.S. GAAP. Therefore, the substance of the transaction was a recapitalization of the target (AEG) rather than a business combination or an asset acquisition. In such a situation, the transaction is accounted for as though the target issued its equity for the net assets of the SPAC and, since a business combination has not occurred, no goodwill or intangible assets would be recorded. As such, AEG is considered the accounting acquirer and these consolidated financial statements represent a continuation of AEG’s financial statements. Assets and liabilities of AEG are presented at their historical carrying values.

Alternus Clean Energy Inc. is a holding company that operates through the following forty-two operating subsidiaries as of March 31, 2024:

Subsidiary	Principal Activity	Date Acquired / Established	ALCE Ownership	Country of Operations
Power Clouds S.r.l.	SPV	31 March 2015	Solis Bond Company DAC	Romania
F.R.A.N. Energy Investment S.r.l.	SPV	31 March 2015	Solis Bond Company DAC	Romania
PC-Italia-01 S.r.l.	Sub-Holding SPV	15 May 2015	AEG MH 02 Limited	Italy
PC-Italia-03 S.r.l.	SPV	1 July 2020	AEG MH 02 Limited	Italy
PC-Italia-04 S.r.l.	SPV	15 July 2020	AEG MH 02 Limited	Italy
Solis Bond Company DAC	Holding Company	16 October 2020	AEG JD 03 Limited	Ireland
ALT US 03, LLC	LLC	4 May 2022	ALT US 03 LLC	USA
Alternus Energy Americas Inc.	Holding Company	10 May 2021	Alternus Energy Group Pl	USA
LJG Green Source Energy Beta S.r.l	SPV	29 July 2021	Solis Bond Company DAC	Romania
Ecosfer Energy S.r.l.	SPV	30 July 2021	Solis Bond Company DAC	Romania
Lucas EST S.r.l.	SPV	30 July 2021	Solis Bond Company DAC	Romania
Risorse Solari I S.r.l.	SPV	28 September 2019	AEG MH 02 Limited	Italy
Risorse Solari III S.r.l.	SPV	3 August 2021	AEG MH 02 Limited	Italy
Alternus Iberia S.L.	SPV	4 August 2021	AEG MH 02 Limited	Spain
AED Italia-01 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-02 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-03 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-04 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-05 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
ALT US 01 LLC	SPV	6 December 2021	Alternus Energy Americas Inc.	USA
AEG MH 01 Limited	Holding Company	8 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
AEG MH 02 Limited	Holding Company	8 March 2022	AEG JD 03 Limited	Ireland
ALT US 02 LLC	Holding Company	8 March 2022	Alternus Energy Americas Inc.	USA
AEG JD 01 Limited	Holding Company	16 March 2022	AEG MH 03 Limited	Ireland
Alternus Europe Limited (f/k/a AEG JD 03 Limited)	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
Alt Spain 03, S.L.U.	SPV	31 May 2022	Alt Spain Holdco S.L.	Spain
AEG MH 03 Limited	Holding Company	10 June 2022	AEG MH 01 Limited	Ireland
Lightwave Renewables, LLC	SPV	29 June 2022	ALT US 02 LLC	USA
Alt Spain Holdco, S.L.U.	Holding Company	Acquired 14 July 2022	AEG MH 02 Limited	Spain
AED Italia-06 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-07 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-08 S.r.l.	SPV	5 August 2022	AEG MH 02 Limited	Italy
ALT US 04 LLC	Holding Company	14 September 2022	Alternus Energy Americas Inc.	USA
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Energy Group Plc	Luxembourg
Alt Spain 04, S.L.U.	SPV	May 2022	Alt Spain Holdco, S.L.U.	Spain
Alt Alliance LLC	Holding Company	September 2023	Alternus Energy Amercias Inc.	USA
ALT US 05 LLC	Holding Company	September 2023	Alternus Energy Americas Inc.	USA
ALT US 06 LLC	Holding Company	October 2023	Alternus Energy Americas Inc.	USA
ALT US 07 LLC	Holding Company	November 2023	Alternus Energy Americas Inc.	USA
AEG MH 04 Limited	Holding Company	January 2024	AEG MH 04 Limited	Ireland
ALT US 08 LLC	Holding Company	January 2024	Alternus Energy Americas Inc.	USA
ALT US AM LLC	Holding Company	March 2024	Alternus Energy Americas Inc.	USA

2. Going Concern and Management’s Plans

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Condensed Consolidated Financial Statements were issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended March 31, 2024, the Company had net loss from continuing operations of ($8.7) million and a net loss of ($3.4) million for the three months ended March 31, 2024 and 2023. The Company had total shareholders’ equity/(deficit) of ($71.7) million as of March 31, 2024 and ($63.3) million at December 31, 2023. The Company had $1.4 million of unrestricted cash on hand as of March 31, 2024.

Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back, or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.

The terms of our indebtedness, including the covenants and the dates on which principal and interest payments on our indebtedness are due, increases the risk that we will be unable to continue as a going concern. To continue as a going concern over the next twelve months, we must make payments on our debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if we fail to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to our indebtedness, (ii) amend, replace, refinance, or restructure any or all of the agreements governing our indebtedness, and/or (iii) otherwise secure additional capital. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans.

As of March 31, 2024, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on the Maturity Date. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans. Additionally, Solis bondholders hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR. 10 million should it not be fully repaid by the Maturity Date.

Additionally, because Solis was unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders which as of March 31, 2024 is currently €80.8 million (approximately $87.3 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated, and debt would be reduced by $87.3 million.

On October 16 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion, which was subsequently approved by a majority of the bondholders on January 3, 2024. On March 12, 2024, the Solis Bondholders approved resolutions to further extend the temporary waivers and the maturity date until April 30, 2024 with the right to further extend to May 31, 2024 at the Bond Trustee’s discretion, which it granted, and thereafter on a month-to-month basis to November 29, 2024 at the Bond Trustee’s discretion and approval from a majority of Bondholders. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.5 million).

On January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024 Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds. Subsequently, on May 1, 2024 Solis made an interest payment of €1,000,000 (approx. $1,069,985.00) to the Bondholders, which is approximately 50% of the total interest due for the first quarter of 2024. The remaining interest amount is expected to be paid alongside, and in addition to, the next interest payment due July 6, 2024 from Solis’ ongoing business operations. Solis will incur a late payment penalty in accordance with the Bond Terms, which will also be paid in July 2024.

On March 20, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC therein stating that for the 32 consecutive business day period between February 2, 2024 through March 19, 2024, the Common Stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until September 16, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by September 16, 2024, the Company may be eligible for an additional 180-day period to regain compliance. If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the Common Stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel. The notice from Nasdaq has no immediate effect on the listing of the Common Stock and the Common Stock will continue to be listed on The Nasdaq Capital Market under the symbol “ALCE.” The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

On May 6, 2024, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “ALCE.” In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until November 4, 2024, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending November 4, 2024. If the Company does not regain compliance by November 4, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Hearings Panel. The Company intends to actively monitor the Company’s MVLS between now and November 4, 2024 and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated financial statements from the effective date of acquisition or up to the effective date of disposal, as appropriate. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-k as filed with the Securities and Exchange Commission (“SEC”).

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

As of March 31, 2024, the Forward Purchase Agreement value was $0, as presented below:

Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement	-	-	-	-
Total	$-	$-	$-	$-

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of March 31, 2024, in thousand:

Forward Purchase Agreement
Balance at January 1, 2023	$-
Recognition of Forward Purchase Agreement Asset	17,125
Change in fair value	(16,642)
Balance at December 31, 2023	483
Change in fair value	(483)
Balance at March 31, 2024	$-

The Company measures the forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions:

Forward Purchase Agreement
Risk-free rate	4.5%
Underlying stock price	$0.43
Expected volatility	92.7%
Term	2.73 years
Dividend yield	0%

6. Accounts Receivable

Accounts receivable relate to amounts due from customers for services that have been performed and invoices that have been sent. Unbilled energy incentives relate to services that have been performed for the customer but have yet to be invoiced. Accounts receivables and unbilled energy incentives consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Accounts receivable	$2,119	$651
Unbilled energy incentives earned	6,048	5,607
Total	$8,167	$6,258

7. Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. Other receivable, prepaid expenses, and other current assets consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Prepaid expenses and other current assets	$2,501	$2,602
Accrued revenue	-	6
Other receivable	522	736
Total	$3,023	$3,344

8. Property and Equipment, Net

The components of property and equipment, net were as follows at March 31, 2024 and December 31, 2023 (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Solar energy facilities	$55,737	$55,318
Land	500	511
Software and computers	6	-
Furniture and fixtures	207	210
Asset retirement	164	168
Construction in progress	12,705	12,421
Total property and equipment	69,319	68,628
Less: Accumulated depreciation	(7,714)	(7,326)
Total	$61,605	$61,302

9. Capitalized development cost and other long-term assets

Capitalized development costs are amounts paid to vendors that are related to the purchase and construction of solar energy facilities. Notes receivable and prepaids consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Capitalized cost and other long-term assets consisted of the following (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Capitalized development cost	$6,351	$6,216
Other receivables	1,000	1,483
Total	$7,351	$7,699

Capitalized development cost relates to various projects that are under development for the period. As the Company closes either a purchase or development of new solar parks, these development costs are added to the final asset displayed in Property and Equipment. If the Company does not close on the prospective project, these costs are written off to Development Cost on the Consolidated Statement Operations and Comprehensive Loss.

Capitalized Development Cost consist of $2.1 million of active development in the U.S. and $4.3 million across Europe.

Other Receivables as of March 31, 2024 relates to a security deposit of $1.0 million in relation to the Power Purchase Agreement for a development project in Tennessee.

10. Deferred Income

Deferred income relates to income related to Green Certificates from Romania that have been received but not sold. Deferred income consists of the following (in thousands):

Activity
Deferred income – Balance January 1, 2023	$4,954
Green certificates received	10,663
Green certificates sold	(10,169)
Foreign exchange gain/(loss)	159
Deferred income – Balance December 1, 2023	$5,607
Green certificates received	2,030
Green certificates sold	(1,468)
Foreign exchange gain/(loss)	(121)
Deferred income – Balance March 31, 2024	$6,048

11. Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest in debt not paid in the three months ended March 31, 2024 and in the year ended December 31, 2023. Accrued liabilities consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Accrued legal	$7,258	$8,684
Accrued interest	6,294	5,516
Accrued financing cost	2,397	3,537
Accrued construction expense	363	2,134
Accrued transaction cost - business combination	261	1,527
Accrued audit fees	150	800
Accrued payroll	215	148
Other accrued expenses	2,094	2,064
Total	$19,032	$24,410

12. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Taxes recoverable	$683	$631
Less: Taxes payable	(13)	(14)
Total	$670	$617

13. Green Bonds, Convertible and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31	As of December 31
	2024	2023
	(in thousands)
Senior Secured Green Bonds	$87,264	$166,122
Senior Secured debt and promissory notes secured	31,523	32,312
Total debt	118,787	198,434
Less current maturities	(118,787)	(198,434)
Long term debt, net of current maturities	$-	$-

Current Maturities	$118,787	$198,434
Less current debt discount	(908)	(892)
Current Maturities net of debt discount	$117,879	$197,542

The Company incurred debt issuance costs of $0.9 million during the three month period ended March 31, 2024. Debt issuance costs are recorded as a debt discount and are amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the three months ended March 31, 2024 was $0.7 million and for the year ended December 31, 2023 was $4.9 million.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

All outstanding debt for the company is considered short-term based on their respective maturity dates and are to be repaid within the year 2024.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. Due to these addendums, $0.9 million of interest was recognized in the three months ended March 31, 2024. The Company had principal outstanding of $10.8 million and $11.0 million as of March 31, 2024 and December 31, 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.5% and an original maturity date of June 29, 2023. On January 26, 2024 the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. The Company had principal outstanding of $5.4 million and $4.3 million as of March 31, 2024 and December 31, 2023, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.5% and due May 31, 2024. This note had a principal outstanding balance of $717 thousand as of March 31, 2024 and December 31, 2023, respectively.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. The project is expected to start operating in Q1 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of March 31, 2024 and December 31, 2023, respectively. As of the date of this report this loan is currently in default, but management is in active discussions with the lender to renegotiate the terms.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a bank loan having a six-month term and accruing ’Six Month Euribor’ plus 2% margin, currently 5.9% interest. On January 24, 2024, the maturity date was extended to July 28, 2024. The portfolio consists of six projects totaling 24.4 MWp. This note had a principal outstanding balance of $3.2 million as of March 31, 2024 and December 31, 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025 and the principal amount was increased to $3.6 million. In March 2024, the Company began accruing interest at a rate of 10%. Additionally, the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86 thousand. The Company had a principal outstanding balance of $1.8 million as of March 31, 2024 and $3.2 million as of December 31, 2023. As of the date of this report this loan is currently in default, but management is in active discussions with the lender to renegotiate the terms and expects a resolution in a timely manner.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of March 31, 2024 and December 31, 2023, respectively.

For the year ended December 31, 2023, 225,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $5 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. The Company had a principal outstanding balance of $1.4 million as of March 31, 2024 and $1.6 million as of December 31, 2023. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

Convertible Promissory Notes:

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG PLC, a related party. The note had a 10% interest maturing in March 2025. The note was assumed as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 1,320,000 shares of restricted common stock.

Other Debt:

In January 2021, the Company approved the issuance by one of its subsidiaries, Solis, of a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200.0 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments. The bond agreement is for repaying existing facilities of approximately $40.0 million (€33 million), and funding acquisitions of approximately $87.2 million (€72.0 million). The bonds are secured by the Solis Bond Company’s underlying assets. The Company raised approximately $125.0 million (€110.0 million) in the initial funding. In November 2021, Solis Bond Company DAC, completed an additional issue of $24.0 million (€20.0 million). The additional issue was completed at an issue price of 102% of par value, corresponding to a yield of 5.5%. The Company raised $11.1 million (€10.0 million) in March 2022 at 97% for an effective yield of 9.5%. In connection with the bond agreement the Company incurred approximately $11.8 million in debt issuance costs. The Company recorded these as a discount on the debt and they are being amortized as interest expense over the contractual period of the bond agreement. As of March 31, 2024 and December 31, 2023, there was $87.3 million and $166.1 million outstanding on the Bond, respectively.

As of March 31, 2024, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on the Maturity Date. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans. Additionally, Solis bondholders hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR. 10 million should ts not be fully repaid by the Maturity Date.

Additionally, because Solis was unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders which as of March 31, 2024 is currently €80.8 million (approximately $87.3 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated.

On October 16 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024 at the Solis Bond trustee’s discretion, which was subsequently approved by a majority of the bondholders on January 3, 2024. On March 12, 2024, the Solis Bondholders approved resolutions to further extend the temporary waivers and the maturity date until April 30, 2024 with the right to further extend to May 31, 2024 at the Bond Trustee’s discretion, which it granted, and thereafter on a month-to-month basis to November 29, 2024 at the Bond Trustee’s discretion and approval from a majority of Bondholders. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.5 million).

On January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024 Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds. Subsequently, on May 1, 2024 Solis made an interest payment of €1,000,000 (approx. $1,069,985.00) to the Bondholders, which is approximately 50% of the total interest due for the first quarter of 2024. The remaining interest amount will be paid alongside, and in addition to, the next interest payment due July 6, 2024 from Solis’ ongoing business operations. Solis will incur a late payment penalty in accordance with the Bond Terms, which will also be paid in July 2024.

On December 21, 2022, the Company’s wholly owned Irish subsidiaries, AEG JD 01 LTD and AEG MH 03 LTD entered in a financing facility with Deutsche Bank AG (“Lender”). This is an uncommitted revolving debt financing of €500,000,000 to finance eligible project costs for the acquisition, construction, and operation of installation/ready to build solar PV plants across Europe (the “Warehouse Facility”). The Warehouse Facility, which matures on the third anniversary of the closing date of the Credit Agreement (the “Maturity Date”), bears interest at Euribor plus an aggregate margin at a market rate for such facilities, which steps down by 0.5% once the underlying non-Euro costs financed reduces below 33.33% of the overall costs financed. The Warehouse Facility is not currently drawn upon, but a total of approximately €1,800,000 in arrangement and commitment fees is currently owed to the Lender. Once drawn, the Warehouse Facility capitalizes interest payments until projects reach their commercial operations dates through to the Maturity Date; it also provides for mandatory prepayments in certain situations.

On March 21, 2024, ALCE and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.2 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 225,000 shares to the Sponsor in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $0.47 on the date of issuance.

14. Leases

The Company determines if an arrangement is a lease or contains a lease at inception or acquisition when the Company acquires a new park. The Company has operating leases for corporate offices and land with remaining lease terms of 4 to 28 years.

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

The key components of the company’s operating leases were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Operating Lease - Operating Cash Flows (Fixed Payments)	75	189
Operating Lease - Operating Cash Flows (Liability Reduction)	61	129

New ROU Assets - Operating Leases	-	409

Weighted Average Lease Term - Operating Leases (years)	12.99	13.24
Weighted Average Discount Rate - Operating Leases	7.65%	7.65%

The Company’s operating leases generally relate to the rent of office building space as well as land and rooftops upon which the Company’s solar parks are built. These leases include those that have been assumed in connection with the Company’s asset acquisitions and business combinations. The Company’s leases are for varying terms and expire between 2027 and 2051.

In October 2023, the Company entered a new lease for land in Madrid, Spain where solar parks are planned to be built. The lease term is 35 years with an estimated annual cost of $32 thousand.

Maturities of lease liabilities as of March 31, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2024 Apr 1 – Dec 31	$154
2025	235
2026	241
2027	247
2028	215
Thereafter	2,021
Total lease payments	3,113
Less imputed interest	(1,748)
Total	$1,365

The Company had no finance leases as of March 31, 2024.

15. Commitments and Contingencies

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

On May 4, 2023 Alternus received notice that Solartechnik, an international group specializing in solar installations, filed an arbitration claim against Alternus Energy Group PLC, Solis Bond Company DAC, and ALT POL HC 01 SP. Z.o.o. in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.8 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $6.8 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, and interest that are also alleged by Solartechnik as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The Company intends to vigorously defend this action.

Contingencies

Amendment to Agreement with Hover Energy, LLC

On October 31, 2023, the Company amended its agreement with Hover Energy, LLC to extend the remaining $500,000 of Prepaid Development Fees to June 30, 2024.

16. Asset Retirement Obligations

The Company’s AROs mostly relate to the retirement of solar park land or buildings. The discount rate used to estimate the present value of the expected future cash flows for the three months ended March 31, 2024 and the year ended December 31, 2023 was 7.7%.

Activity
ARO Liability - Balance January 1, 2023	$397
Additional obligations incurred	-
Disposals	(235)
Accretion expense	24
Foreign exchange gain/(loss)	11
ARO Liability - Balance December 31, 2023	$197
Additional obligations incurred	-
Disposals	-
Accretion expense	3
Foreign exchange gain/(loss)	(4)
ARO Liability -- March 31, 2024	$196

17. Development Cost

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if it becomes uneconomic due to various factors, for example, a change in market conditions leading to higher costs of construction, lower energy rates, political factors or otherwise where governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities, or other factors that change the expected returns on the project. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Miscellaneous development cost	$7
Total	$7

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility.

18. Discontinued Operations Sold

In July 2023, the Company engaged multiple parties to market the Polish and Netherlands assets to potential buyers. In the fourth quarter of 2023, the Company decided to proceed with the sales of the 6 PV parks in Poland and 1 park in the Netherlands. As the exit of these two markets represented a strategic shift for the Company, the assets were classified as discontinued operations in accordance with ASC 205-20. As of December 31, 2023, the Polish and Netherlands assets were classified as disposal groups held for sale. The balances and results of the Polish and Netherlands disposal groups are presented below.

The sale of the Polish assets was finalized January 19, 2024 with a cash consideration of $59.4 million for all operating assets. In accordance with ASC 360, the company removed the disposal group and recognized a gain of $3.5 million upon the sale, of which $0.8 million were costs associated with the sale.

The sale of the Netherlands assets was finalized February 21, 2024 with a cash consideration of $7.1 million for all operating assets. In accordance with ASC 360, the company removed the disposal group and recognized a loss of $1.3 million upon the sale, of which $0.5 million were costs associated with the sale.

	As of January 19	As of December 31
Poland	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$630	$630
Other current assets	442	443
Property, plant, and equipment, net	63,107	63,107
Operating leases, non-current - assets	5,923	5,923
Total assets held for sale	$70,102	$70,103

Liabilities:
Accounts payable	$2,933	$2,935
Operating leases, current – liabilities	281	281
Other current liabilities	25	1,549
Operating leases, non-current - liabilities	5,798	5,798
Other non-current liabilities	985	985
Total liabilities to be disposed of	$10,022	$11,548

Net assets held for sale	$60,080	$58,555

	Three Months Ended March 31
Poland	2024	2023
	(in thousands)

Revenues	$106	$1,105

Operating Expenses
Cost of revenues	(101)	(936)
Depreciation, amortization, and accretion	(123)	(609)
Gain on disposal of asset	3,484	-
Total operating expenses	3,260	(1,545)

Income/(loss) from discontinued operations	3,366	(440)

Other income/(expense):
Interest expense	(688)	(1,224)
Total other expenses	$(688)	$(1,224)
Income/(Loss) before provision for income taxes	$2,678	(1,664)
Net income/(loss) from discontinued operations	$2,678	$(1,664)

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic	$2,678	$(1,664)
Net income/(loss) attributable to common stockholders, diluted	2,678	(1,664)
Net income/(loss) per share attributable to common stockholders, basic	$0.04	$(0.03)
Net income/(loss) per share attributable to common stockholders, diluted	0.04	(0.03)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

	As of February 21,	As of December 31
Netherlands	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$75	$155
Accounts receivable, net	-	99
Other current assets	178	58
Property, plant, and equipment, net	7,669	7,845
Operating leases, non-current – assets	1,441	1,469
Other non-current assets	1,192	1,214
Total assets held for sale	$10,555	$10,840

Liabilities:
Accounts payable	$945	$925
Operating leases, current – liabilities	55	55
Other current liabilities	95	430
Operating leases, non-current – liabilities	1,273	1,301
Total liabilities to be disposed of	$2,368	$2,711

Net assets held for sale	$8,187	$8,129

	Three Months Ended March 31
Netherlands	2024	2023
	(in thousands)

Revenues	$16	$202

Operating Expenses
Cost of revenues	(115)	(61)
Depreciation, amortization, and accretion	(57)	(126)
Loss on disposal of asset	(1,334)	-
Total operating expenses	(1,506)	(187)

Income/(loss) from discontinued operations	(1,490)	15

Other income/(expense):
Interest expense	(113)	(248)
Total other expenses	$(113)	$(248)
Loss before provision for income taxes	$(1,603)	$(233)
Net loss from discontinued operations	$(1,603)	$(233)

Impact of discontinued operations on EPS
Net loss attributable to common stockholders, basic	$(1,603)	$(233)
Net loss attributable to common stockholders, diluted	(1,603)	(233)
Net loss per share attributable to common stockholders, basic	$(0.02)	$(0.00)
Net loss per share attributable to common stockholders, diluted	(0.02)	(0.00)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

19. Italy Sale Disclosure

In June 2023 the Company engaged an Italian firm to market the Company’s operating assets in Italy. During the fourth quarter of 2023 a buyer was identified, and the sale of the assets was finalized on December 28, 2023. The Company received a cash consideration of $17.5 million for all operating assets. In accordance with ASC 360, the Company removed the disposal group and recognized a loss of $5.5 million upon sale on December 28, 2023, of which $0.6 million were cost associated with the sale. The remaining balances and results of the Italian assets not disposed are presented below:

	As of March 31,	Year Ended December 31,
Italy	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$87	$100
Other current assets	330	338
Other non-current assets	3,966	3,819
Total assets	$4,383	$4,257

Liabilities:
Accounts payable	$17	$21
Other current liabilities	569	578
Total liabilities	$586	$599

Net assets	$3,797	$3,658

	Three Months Ended March 31,
Italy	2024	2023
	(in thousands)

Revenues	$-	$655

Operating Expenses
Cost of revenues	-	(262)
Selling, general, and administrative	(8)	(42)
Depreciation, amortization, and accretion	-	(410)
Total operating expenses	(8)	(714)

Loss from discontinued operations	(8)	(59)

Other income/(expense):
Other expense	-	(36)
Total other expenses	$-	$(36)
Loss before provision for income taxes	$(8)	$(95)
Income taxes	-	-
Net loss from discontinued operations	$(8)	$(95)

Impact on EPS
Net loss attributable to common stockholders, basic	$(8)	$(95)
Net loss attributable to common stockholders, diluted	(8)	(95)
Net loss per share attributable to common stockholders, basic	$(0.00)	$(0.00)
Net loss per share attributable to common stockholders, diluted	(0.00)	(0.00)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

20. Shareholders’ Equity

Common Stock

As of December 31, 2023, the Company had a total of 150,000,000 shares of common stock authorized with 71,905,363 shares issued and outstanding. As of March 31, 2024, the Company had a total of 150,000,000 shares of common stock authorized with 81,396,664 shares issued and outstanding.

On January 23, 2024, the Company entered into a six-month marketing services agreement. The Company issued 81,301 shares at a market value of $1.01 in exchange for marketing services provided.

On February 20, 2024, the Company entered into a two-month marketing services agreement. The Company issued 100,000 shares at a market value of $0.35 for marketing services provided. This agreement has the potential of renewal for an additional three months upon mutual written consent.

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company also had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of March 31, 2024 and December 31, 2023. The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, if any, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Warrants

As of December 31, 2023, warrants to purchase up to 12,345,000 shares of common stock were issued and outstanding. These warrants were related to financing activities. As inducement to extend the maturity of an existing note with warrants, the Company issued 90,000 additional penny warrants with a five year term to the noteholder with a five year term. As of March 31, 2024, warrants to purchase up to 12,435,000 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - December 31, 2022	11,945,000	$11.50	5.98
Issued during the quarter	-	-	-
Expired during the quarter	-	-	-
Outstanding – March 31, 2023	11,945,000	11.50	5.98
Exercisable – March 31, 2023	11,945,000	$11.50	5.98

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - December 31, 2023	12,345,000	$11.22	4.93
Issued during the quarter	90,000	0.01	0.03
Expired during the quarter	-	-	-
Outstanding – March 31, 2024	12,435,000	11.14	4.73
Exercisable – March 31, 2024	12,435,000	$11.14	4.73

21. Segment and Geographic Information

The Company has two reportable segments that consist of PV operations by geographical region, U.S. Operations and European Operations. European operations represent our most significant business. The Chief Operating Decision-Maker (CODM) is the CEO.

The European Segment derives revenues from three sources, Country Renewable Programs, Green Certificates and Long-term Offtake Agreements. The US Segment revenues are derived from Long-term Offtake Agreements.

In evaluating financial performance, we focus on EBITDA, a non-GAAP measure, as a segment’s measure of profit or loss. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. The Company uses EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measures of the Company's financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented. The following tables present information related to the Company’s reportable segments.

	Three Months Ended March 31
Revenue by Segment	2024	2023
	(in thousands)
Europe	$2,086	$3,828
Europe – Discontinued Operations	123	18
United States	93	1,307
Total for the period	$2,302	$5,153

	Three Months Ended March 31
Operating Loss by Segment	2024	2023
	(in thousands)
Europe	$(2,908)	$(4,310)
United States	(4,675)	(942)
Total for the period	$(7,583)	$(5,252)

	As of March 31,	As of December 31
Assets by Segment	2024	2023
	(in thousands)
Europe
Fixed Assets	$42,209	$125,600
Other Assets	20,735	36,728
Total for Europe	$62,944	$162,328

United States
Fixed Assets	$6,556	$5,119
Other Assets	14,854	17,839
Total for US	$21,410	$22,958

	As of March 31,	As of December 31,
Liabilities by Segment	2024	2023
	(in thousands)
Europe
Debt	$99,686	$180,294
Other Liabilities	28,108	39,378
Total for Europe	$127,794	$219,672

United States
Debt	$16,582	$17,247
Other Liabilities	11,697	11,621
Total for US	$28,279	$28,868

	Three Months Ended March 31
Revenue by Product Type	2024	2023
	(in thousands)
Country Renewable Programs (FIT)
Europe	$29	$1,248
US	93	18
Total for the period	$122	$1,266

Green Certificates (FIT)
Europe	$1,575	$1,880
US	-	-
Total for the period	$1,575	$1,880

Energy Offtake Agreements (PPA)
Europe	$605	$2,007
United States	-	-
Total for the period	$605	$2,007

	Three Months Ended March 31,
EBITDA by Segment	2024	2023
	(in thousands)
Europe	$2,258	$2,122
US	(2,827)	(857)
Total for the period	$(569)	$1,265

Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
EBITDA Reconciliation to Net Loss	2024	2023
	(in thousands)
Europe
EBITDA	$2,258	$2,122
Depreciation, amortization, and accretion	(699)	(1,574)
Interest expense	(4,466)	(4,858)
Income taxes	-	-
Net Loss	$(2,907)	$(4,310)

US
EBITDA	$(2,827)	$(857)
Depreciation, amortization, and accretion	(49)	(2)
Interest expense	(1,317)	(83)
Income taxes	-	-
Valuation on FPA Asset	(483)	-
Net Loss	$(4,676)	$(942)
Consolidated Net Loss	$(7,583)	$(5,252)

22. Income Tax Provision

The Company’s provision from income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the three months ended March 31, 2024, and 0.0%, respectively for the same period in the prior year, as it maintains a full valuation allowance against its net deferred tax assets.

The Company assesses the realizability of the deferred tax assets at each reporting date. The Company continues to maintain a full valuation allowance for its net deferred tax assets. If certain substantial changes in the entity’s ownership occur, there may be an annual limitation on the amount of the carryforwards that can be utilized. The Company will continue to assess the need for a valuation allowance on its deferred tax assets.

23. Related Party

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

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 1,320,000 shares of restricted common stock.

Nordic ESG

In January of 2024, the Company issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a related party and resulted in a decrease of AEG’s ownership of the Company from 80% to 72%.

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

On March 19, 2024 we entered into a settlement agreement with the Sponsor and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the CLIN SPAC entity extensions, in the amount of $1.4 million and issue 225,000 shares of restricted common stock valued at $0.47 per share to SCA.

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

	Three Months Ended March 31,
Transactions with Directors	2024	2023
	(in thousands)
Loan from Vestco, a related party to Board member and CEO Vincent Browne	$-	$210
Total	$-	$210

	Three Months Ended March 31,
Director’s remuneration	2024	2023
	(in thousands)
Remuneration in respect of services as directors	$362	$74
Remuneration in respect to long term incentive schemes	-	-
Total	$362	$74

24. Subsequent Events

Management has evaluated subsequent events that have occurred through May 21, 2024, which is the date the financial statements were available to be issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended March 31, 2024, except as disclosed below.

On April 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount (the “Convertible Note”), and a warrant (the “Warrant”) to purchase up to 2,411,088 shares of the Company’s common stock at an exercise price of $0.480 per share (the “Exercise Price”). The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction.

The Convertible Note matures on April 20, 2025 and bears interest at a rate of seven percent (7%) per annum. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined in the Convertible Note) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exists pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock based on the Installment Conversion Price, which is the lower of (i) the Conversion Price (as defined in the Convertible Note) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $0.07.

Additionally on April 19, 2024, Maxim Group LLC served as the sole placement agent (the “Placement Agent”) and the Company agreed to issue the Placement Agent a warrant to purchase up to an aggregate of 241,109 shares of Common Stock (the “Placement Agent Warrant”) at an exercise price of $0.527 per share, which Placement Agent Warrant is exercisable at any time on or after the six-month anniversary of the closing date of the Private Placement and will expire on the third (3rd) anniversary of the effective date if the registration statement registering the underlying warrant shares. In addition to the Placement Agent Warrant, the Company agreed to (i) pay the Placement Agent a cash fee of 7.0% of the gross proceeds received by the Company from the Investor, and (ii) reimburse up to $50,000 of Maxim’s reasonable accountable expenses.

On April 24, 2024, AEG PLC, a 71.8% shareholder of the Company and related party, transferred 100,000 shares of ALCE common stock to an institutional third party, resulting in a decrease in AEG’s ownership of the Company by 0.1%.

On April 25, 2024 Joseph E. Duey, the Company’s Chief Financial Officer, resigned, effective as of April 30, 2024. Mr. Duey will be available to the Company on an as needed basis until May 31, 2024 to provide transitional services and otherwise assist as needed. Mr. Duey has advised the Company that his decision to step down from the role of Chief Financial Officer was not based on any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Duey is pursuing outside interests not in the renewable energy industry. Vincent Browne, the Company’s Chief Executive Officer, will act as interim Chief Financial Officer. The Company will be seeking a suitable replacement in due course.

On April 30, 2024 AEG and Solis Bond Company, an indirect wholly owned subsidiary and related party, announced that the Bond Trustee granted a technical extension of the Maturity Date until 31 May 2024. As was previously disclosed on 26 February 2024, the Bond Trustee, with approval from a majority of the Bondholders, may further extend the Bonds on a month to month basis to 29 November 2024. On May 1, 2024 Solis made an interest payment of EUR 1,000,000 (€1 million) to the Bondholders, which is approximately 50% of the total interest due for the first quarter of 2024. The remaining interest amount will be paid alongside, and in addition to, the next interest payment due 6 July 2024 from Solis’ ongoing business operations. Solis will incur a late payment penalty in accordance with the Bond Terms, which will also be paid on 6 July 2024.

On April 30, 2024, ALT US 01 LLC (“ALT”), an indirect wholly owned subsidiary and related party, entered into a Membership Interest Purchase and Sale Agreement (the “MIPA”) by and among ALT and C2 Taiyo Fund I, LP (“C2”). Pursuant to the MIPA C2 will sell to ALT 100% of the membership interests in Taiyo Holding LLC (“Target”). The Target owns a portfolio of special purchase vehicles (SPVs) which own and operate a portfolio of solar parks across the United States, with a maximum total production capacity of approximately 80.7 MWp. In exchange, ALT will pay to C2 a Purchase Price (as defined in the MIPA) of approximately $60.2 million, minus debt, for a net purchase price of approximately $15 million, plus net working capital, and which may be further subject to adjustments pursuant to the terms and conditions of the MIPA, and subject to meeting all of the conditions precedent and other applicable terms and conditions of the MIPA. While the MIPA contemplates that closing of the acquisition will take place by no later than June 30, 2024 or such later date as the Parties to the MIPA may agree in writing, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all. The Company expects to use a mix of debt and equity funding for the purchase of the assets.

On May 6, 2024, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “ALCE.” In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until November 4, 2024, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending November 4, 2024. If the Company does not regain compliance by November 4, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Hearings Panel. The Company intends to actively monitor the Company’s MVLS between now and November 4, 2024 and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards. LOn May 8, 2024, we issued 330,000 shares of restricted common stock valued at $0.35 per share to a third party consultant in exchange for services.

On May 8, 2024 we issued 100,000 shares of restricted common stock valued at $0.35 per share to a third party consultant in exchange for services.

On May 15, 2024, Mohammed Javade Chaudhri, a Class I director of Alternus Clean Energy, Inc. (the “Company”), notified the Company that they will resign from the Company’s Board of Directors (the “Board”) effective immediately. Mr. Chaudhri’s decision to resign from the Board is solely for personal reasons and is not the result of any disagreement with the Company’s operations, policies or procedures, or any disagreements in respect of accounting principles, financial statement disclosure, or any issue impacting on the committees of the Board on which they served.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.

Overview

The Company is a transatlantic integrated clean energy independent power producer. The Company develops, builds, owns, and operates a diverse portfolio of utility scale solar photo-voltaic (PV) parks that connect directly to national power grids. As of March 31, 2024, the Company’s revenue streams are generated from long-term, government-mandated, fixed price supply contracts with terms of between 15-20 years in the form of either government feed in tariffs (FIT), power purchase agreements (PPA) with investment grade off-takers, and other energy incentives. Of the Company’s current annual revenues, approximately 78% are generated from long-term contracts and 22% by sales to the general energy market in the countries the Company operates. The Company’s goal is to own and operate over 3.0 giga-watts (GWs) of solar parks over the next five years.

The Company was incorporated in Delaware on May 14, 2021, and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

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

Impacts of the Ukraine/Russia conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus, Poland, Romania) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. These events have not impacted the physical operations of our facilities in Romania. However, the Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors.

Known trends or Uncertainties

The Company has a working capital deficiency and negative equity, and management has determined there is doubt about the Company’s ability to continue as a going concern, if planned financing and/or equity raises do not complete. Refer to Footnote 2 of the accompanying financial statements.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary corporate and project level financing to execute our transatlantic business plan.

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

Offtake Contracts

Company revenue is primarily a function of the volume of electricity generated and sold by its renewable energy facilities as well as, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. The Company’s current portfolio of renewable energy facilities is generally contracted under long-term FIT programs or PPAs with investment grade counterparties. As of March 31, 2024, the average remaining life of its FITs and PPAs was 8.6 years. Pricing of the electricity sold under these FITs and PPAs is generally fixed for the duration of the contract, although some of its PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

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

The costs the Company incurs to operate, maintain, and manage renewable energy facilities also affect the results of operations. Equipment performance represents the primary factor affecting the Company’s operating results because equipment downtime impacts the volume of the electricity that the Company can generate from its renewable energy facilities. The volume of electricity generated and sold by the Company’s facilities will also be negatively impacted if any facilities experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, or other events beyond the Company’s control.

Seasonality and Resource Variability

The amount of electricity produced and revenues generated by the Company’s solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. As shorter daylight hours in winter months result in less irradiation, the electricity generated by these facilities will vary depending on the season. Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As most of the Company’s solar power plants are in the Northern Hemisphere, the Company expects its current solar portfolio’s power generation to be at its lowest during the first and fourth quarters of each year. Therefore, the Company expects first and fourth quarter solar revenue to be lower than in other quarters. As a result, on average, each solar park generates approximately 15% of its annual revenues in Q1 every year, 37% in each of Q2 and Q3, and the remaining 11% in Q4. The Company’s costs are relatively flat over the year, and so the Company will always report lower profits in Q1 and Q4 as compared to the middle of the year.

Interest Rates on Company Debt

Interest rates on the Company’s senior debt are mostly variable for the full term of the finance at interest rates ranging from 6% to 30%. The relative certainty of cash flows provides sufficient coverage ratios.

In addition to the project specific senior debt, the Company uses a small number of promissory notes in order to reduce, and in some cases eliminate, the requirement for the Company to provide equity in the acquisition of the projects. As of March 31, 2024, 97.30% of the Company’s total liabilities were project-related debt.

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

Renewable Energy Facility Acquisitions and Investments

The Company’s long-term growth strategy is dependent on its ability to acquire additional renewable power generation assets. This growth is expected to be comprised of additional acquisitions across the Company’s scope of operations both in its current focus countries and new countries. Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back, or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.

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

Foreign Exchange

The Company’s operating results are reported in United States (USD) Dollars. The Company’s current project revenue and expenses are generated in other currencies, including the Euro (EUR), the Romanian Lei (RON), and the Polish Zloty (PLN). This mix may continue to change in the future if the Company elects to alter the mix of its portfolio within its existing markets or elect to expand into new markets. In addition, the Company’s investments (including intercompany loans) in renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, the Company expects revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where the Company’s renewable energy facilities are located. To the extent the Company does not hedge these exposures, fluctuations in foreign exchange rates could negatively impact profitability and financial position. The Company exited the Polish market in January 2024 and expects minimal impact from the fluctuations of this currency.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for Italy, Poland, and the Netherlands reflect the actual production from those parks during the three months ended March 31, 2023. The parks were sold on December 28, 2023, January 19, 2024, and February 21, 2024, respectively. The table below outlines the Company’s operating renewable energy facilities as of March 31, 2024 and 2023:

	Three Months Ended March 31
MW (DC) Nameplate capacity by country – continuing operations	2024	2023
Romania	40.1	40.1
Italy	-	10.5
United States	3.8	0.4
Total	43.9	51.0

Discontinued Operations:
Netherlands	-	11.8
Poland	-	88.4
Total	-	100.2
Total for the period	43.9	151.2

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Italy, Poland, and the Netherlands reflect the actual volume of electricity sold during the three months ended March 31, 2024 and March 31, 2023 before the operating parks were sold on December 28, 2023, January 19, 2024, and February 21, 2024, respectively. The Company’s MWh sold for renewable energy facilities for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31
MWh (DC) Sold by country	2024	2023
Romania	9,064	9,131
Italy	-	1,924
United States	842	156
Total	9,906	11,211

Discontinued Operations:
Netherlands	466	1,348
Poland	500	11,774
Total	966	13,122
Total for the period	10,872	24,333

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023
Revenues	$2,180	$3,846

Operating Expenses
Cost of revenues	(834)	(1,015)
Selling, general and administrative	(3,747)	(1,725)
Depreciation, amortization, and accretion	(568)	(842)
Development costs	(7)	(111)
Total operating expenses	(5,156)	(3,693)

Income/(loss) from continuing operations	(2,976)	153

Other income/(expense):
Interest expense	(4,984)	(3,468)
Valuation on FPA asset	(483)	-
Other expense	(223)	(40)
Other income	7	-
Total other expenses	(5,683)	(3,508)
Loss before provision for income taxes	(8,659)	(3,355)
Income taxes	-	-
Net loss from continuing operations	(8,659)	(3,355)

Discontinued operations:
Loss from operations of discontinued business component	(1,074)	(1,897)
Gain on sale of assets	2,150	-
Net income/(loss) from discontinued operations	1,076	(1,897)
Net loss for the period	$(7,583)	$(5,252)

Net loss attributable to common stockholders, basic	(8,659)	(3,355)
Net loss attributable to common stockholders, diluted	(8,659)	(3,355)
Net loss per share attributable to common stockholders, basic	(0.13)	(0.06)
Net loss per share attributable to common stockholders, diluted	(0.13)	(0.06)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

Comprehensive loss:
Net loss	$(7,583)	$(5,252)
Foreign currency translation adjustment	(1,232)	(104)
Comprehensive loss	$(8,815)	$(5,356)

Three Months Ended March 31, 2024 compared to March 31, 2023.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
Revenue by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$655	$(655)	(100)%
Romania	2,087	3,173	(1,086)	(34)%
United States	93	18	75	417%
Total for continuing operations	$2,180	$3,846	$(1,666)	(43)%

Discontinued Operations:
Netherlands	$16	$202	$(186)	(92)%
Poland	106	1,105	(999)	(90)%
Total for discontinued operations	$122	$1,307	$(1,185)	(91)%
Total for the period	$2,302	$5,153	$(2,851)	(55)%

Revenue for continuing operations decreased by $1.7 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a lower volume of Green Certificates being sold and lower energy rates for production in 2024 in Romania compared to the same period in 2023. Additionally, the three months ended March 31, 2023 includes revenues earned by the Italian parks which were sold in December 2023.

Revenue for discontinued operations decreased by $1.2 million due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively.

	Three Months Ended March 31
Revenue by Offtake Type	2024	2023	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FIT)	$153	$550	$(397)	(72)%
Green Certificates (FIT)	1,569	1,872	(303)	(16)%
Energy Offtake Agreements (PPA)	441	1,424	(983)	(69)%
Other Revenue	17	-	17	100%
Total for continuing operations	$2,180	$3,846	$(1,666)	(43)%

Discontinued Operations:
Country Renewable Programs (FIT)	$46	$766	$(720)	(94)%
Guarantees of Origin	7	8	(1)	(13)%
Energy Offtake Agreements (PPA)	36	533	(497)	(93)%
Other Revenue	33	-	33	100%
Total for discontinued operations	$122	$1,307	$(1,185)	(91)%
Total for the period	$2,302	$5,153	$(2,851)	(55)%

Cost of Revenues

The Company capitalizes its equipment costs, development costs, engineering, and construction related costs that are deemed recoverable. The Company’s cost of revenues with regards to its solar parks is primarily a result of the asset management, operations, and maintenance, as well as tax, insurance, and lease expenses. Certain economic incentive programs, such as FIT regimes, generally include mechanisms that ratchet down incentives over time. As a result, the Company seeks to connect its solar parks to the local power grids and commence operations in a timely manner to benefit from more favorable existing incentives. Therefore, the Company generally seeks to make capital investments during times when incentives are most favorable.

Cost of revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
Cost of Revenues by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$262	$(262)	(100)%
Romania	819	734	85	12%
United States	15	19	(4)	(21)%
Total for continuing operations	$834	$1,015	$(181)	(18)%

Discontinued Operations:
Netherlands	$115	$61	$54	89%
Poland	101	936	(835)	(89)%
Total for discontinued operations	$216	$997	$(781)	(78)%
Total for the period	$1,050	$2,012	$(962)	(48)%

Cost of revenues for continuing operations decreased by $0.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The three months ended March 31, 2023 include costs incurred for the Italian parks which were sold in December 2023 which is the main driver of the decrease. This was partially offset by an increase in operational costs for the parks in Romania.

Cost of revenues for discontinued operations decreased by $0.8 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively. The slight increase for the Netherlands park is due to additional operations and maintenance fees incurred before prior to the disposal.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
	2024	2023	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$3,747	$1,725	$2,022	117%
Total for continuing operations	$3,747	$1,725	$2,022	117%
Total for the period	$3,747	$1,725	$2,022	117%

Selling, general and administrative expenses for continuing operations increased by $2.0 million for the three months ended March 31, 2024 compared to the same period in 2023. The majority of this increase was from additional audit, accounting fees, insurance, and legal costs associated with being listed on Nasdaq.

There were no selling, general and administrative expenses for discontinued operations for the three months ended March 31, 2024 and 2023.

Development Cost

	Three Months Ended March 31
	2024	2023	Change ($)	Change (%)
	(in thousands)
Development Cost	$7	$111	$(104)	(94)%
Total for continuing operations	$7	$111	$(104)	(94)%
Total for the period	$7	$111	$(104)	(94)%

Development cost decreased by $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023 due to final work performed for projects abandoned for the development of renewable energy projects.

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if there is material change in budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Footnote 17 to the accompanying financial statements for more detail of development cost.

There were no development costs for discontinued operations for the three months ended March 31, 2024 and 2023.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
	2024	2023	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$568	$842	$(274)	(33)%
Total for continuing operations	$568	$842	$(274)	(33)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$180	$735	$(555)	(76)%
Total for discontinued operations	$180	$735	$(555)	(76)%
Total for the period	$748	$1,577	$(829)	(53)%

Depreciation and Amortization expense for continuing operations decreased by $0.3 million for the three months ended March 31, 2024 compared to the same period in 2023. This was primarily driven by the sale of the Italian assets which were sold in December 2023.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $0.8 million for the three months ended March 31, 2024 compared to the same period in 2023 due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively.

Gain on Disposal of Assets

	Three Months Ended March 31
	2024	2023	Change ($)	Change (%)
	(in thousands)
Discontinued Operations:
Gain on disposal of asset	$3,374	$-	$3,374	100%
Costs related to disposal of asset	(1,224)	-	(1,224)	100%
Total for discontinued operations	$2,150	$-	$2,150	100%
Total for the period	$2,150	$-	$2,150	100%

On January 19, 2024, the Company sold its operating parks in Poland with a carrying value of $55.2 million for $59.4 resulting in a $4.2 million gain partially offset by a $0.9 million loss on sale of assets in the Netherlands. $1.6M of the cash received was held back by the seller per the SPA and recorded as a receivable on the Consolidated Balance Sheet. On February 22, 2024, the Company sold its operating park in the Netherlands with a carrying value of $8.0 million for $7.1 million resulting in a $0.9 million loss. The costs incurred to complete the transaction totaled $1.2 million and are reported together with the disposal of the assets according to ASC 360-10-35-38.

Interest Expense, Other Income, and Other Expense

	Three Months Ended March 31
	2024	2023	Change ($)	Change (%)
	(in thousands)
Interest expense	$(4,984)	$(3,468)	$(1,516)	44%
Valuation on FPA asset	(483)	-	(483)	(100)%
Other expense	(223)	(40)	(183)	460%
Other income	7	-	7	100%
Total for continuing operations	$(5,683)	$(3,508)	$(2,175)	62%

Discontinued Operations:
Interest income/(expense)	$(801)	$(1,472)	$671	(46)%
Total for discontinued operations	$(801)	$(1,472)	$671	(46)%
Total for the period	$(6,484)	$(4,980)	$(1,504)	88%

Total other expenses for continuing operations increased by $2.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The primary drivers causing the increase is the recognition of a $0.5 million reduction in valuation on the Forward Purchase Agreement and a $1.5 million increase in interest expense due to increase of the effective interest rate of the Solis bond from 8.7% to 10.4% and interest associated in the U.S. for loans related to project construction and development.

Total other expenses for discontinued operations decreased by $0.7 million for the three months ended March 31, 2024 compared to the same period in 2023 driven by the sale of the Polish and Netherlands operating parks on January 19, 2024 and February 21, 2024, respectively.

Net Loss

Net loss for continuing operations increased by $5.3 million for the three months ended March 31, 2024 compared to the same period in 2023. This is primarily due to an increase in SG&A expense of $2.0 million, other expense of $0.7 million, interest expense of $1.5 million, and decreased revenues of $1.7 million. This was partially offset by a decrease in cost of revenues of $0.2 million, depreciation of $0.3 million, and development cost of $0.1 million.

Net income for discontinued operations increased by $3.0 million for the three months ended March 31, 2024 compared to the same period in 2023. This is primarily due to a decrease in cost of revenues of $0.8 million, depreciation of $0.5 million, interest expense of $0.7 million, and an increase in the gain on disposal of asset of $2.2 million. This was partially offset by a decrease in revenues of $1.2 million.

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of March 31, 2024 and December 31, 2023:

	As of March 31	As of December 31
	2024	2023
	(in thousands)
Senior Secured Green Bonds	$87,264	$166,122
Senior Secured debt and promissory notes	31,523	32,312
Total debt	118,787	198,434
Less current maturities	(118,787)	(198,434)
Long term debt, net of current maturities	$-	$-

Current Maturities	118,787	198,434
Less current debt discount	(908)	(892)
Current Maturities net of debt discount	117,879	197,542

	As of March 31	As of December 31
	2024	2023
	(in thousands)
Cash and cash equivalents	$1,381	$4,618
Restricted cash	841	19,161
Available capital from continuing operations	$2,222	$23,779

Discontinued operations:
Cash and cash equivalents	$-	$444
Available capital from discontinued operations	-	444

Restricted Cash relates to balances that are in the bank accounts for specific defined purposes and cannot be used for any other undefined purposes. The decrease was related to payments paying down the principal of the Green Bonds. Refer to Footnote 3 – Summary of Significant Accounting Policies for further discussion of restricted cash.

Liquidity Position

Our consolidated financial statements for the three months ended March 31, 2024 and for the year ended December 31, 2023 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

In January 2021, one of the Company’s subsidiaries, Solis Bond Company DAC (“Solis”), issued a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments. The bond agreement is for repaying existing facilities of approximately $40 million (€33 million), and funding acquisitions of approximately $87.2 million (€72.0 million). The bonds are secured by Solis’ underlying assets. The Company raised approximately $125.0 million (€110.0 million) in the initial funding. In November 2021, Solis completed an additional issue of $24 million (€20 million). The additional Issue was completed at an issue price of 102% of par value, corresponding to a yield of 5.5%. The Company raised $11.1 million (€10 million) in March 2022 at 97% for an effective yield of 9.5%. In connection with the bond agreement the Company incurred approximately $11.8 million in debt issuance costs. The Company recorded these as a discount on the debt and they are being amortized as interest expense over the contractual period of the bond agreement. As of March 31, 2024 and December 31, 2023, there was $87.3 million and $166.1 million outstanding on the Bond, respectively.

As of March 31, 2024, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on the Maturity Date. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans. Additionally, Solis bondholders hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR. 10 million should ts not be fully repaid by the Maturity Date.

Additionally, because Solis was unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders which as of March 31, 2024 is currently €80.8 million (approximately $87.3 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated.

On October 16, 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024, at the Solis Bond trustee’s discretion, which was subsequently approved by a majority of the bondholders on January 3, 2024. On March 12, 2024, the Solis Bondholders approved resolutions to further extend the temporary waivers and the maturity date until April 30, 2024 with the right to further extend to May 31, 2024 at the Bond Trustee’s discretion, which it granted, and thereafter on a month-to-month basis to November 29, 2024 at the Bond Trustee’s discretion and approval from a majority of Bondholders. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.5 million).

On January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024, Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds. Subsequently, on May 1, 2024, Solis made an interest payment of €1,000,000 (approx. $1,069,985.00) to the Bondholders, which is approximately 50% of the total interest due for the first quarter of 2024. The remaining interest amount will be paid alongside, and in addition to, the next interest payment due July 6, 2024 from Solis’ ongoing business operations. Solis will incur a late payment penalty in accordance with the Bond Terms, which will also be paid in July 2024.

On March 20, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC therein stating that for the 32 consecutive business day period between February 2, 2024 through March 19, 2024, the Common Stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until September 16, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by September 16, 2024, the Company may be eligible for an additional 180-day period to regain compliance. If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the Common Stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel. The notice from Nasdaq has no immediate effect on the listing of the Common Stock and the Common Stock will continue to be listed on The Nasdaq Capital Market under the symbol “ALCE.” The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary project financing to execute our transatlantic business plan.

Financing Activities

On December 21, 2022, the Company’s wholly owned Irish subsidiaries, AEG JD 01 LTD and AEG MH 03 LTD entered in a financing facility with Deutsche Bank AG (“Lender”). This is an uncommitted revolving debt financing of up to €500,000,000 to finance eligible project costs for the acquisition, construction, and operation of installation/ready to build solar PV plants across Europe. (the “Warehouse Facility”). The Warehouse Facility, which matures on the third anniversary of the closing date of the Credit Agreement (the “Maturity Date”), bears interest at Euribor plus an aggregate margin at a market rate for such facilities, which steps down by 0.5% once the underlying non-Euro costs financed reduces below 33.33% of the overall costs financed. The Warehouse Facility is not currently drawn upon, but a total of approximately €1,800,000 in arrangement and commitment fees is currently owed to the Lender. Once drawn, the Warehouse Facility capitalizes interest payments until projects reach their commercial operations dates through to the Maturity Date; it also provides for mandatory prepayments in certain situations.

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. Due to these addendums, $0.9 million of interest was recognized in the three months ended March 31, 2024. The Company had principal outstanding of $10.8 million and $11.0 million as of March 31, 2024 and December 31, 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.5% and an original maturity date of June 29, 2023. On January 26, 2024, the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. The Company had principal outstanding of $5.4 million and $4.3 million as of March 31, 2024 and December 31, 2023, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.5% and due May 31, 2024. This note had a principal outstanding balance of $717 thousand as of March 31, 2024 and December 31, 2023, respectively.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. The project is expected to start operating in Q1 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of March 31, 2024 and December 31, 2023, respectively. As of the date of this report this loan is currently in default, but management is in active discussions with the lender to renegotiate the terms.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a bank loan having a six-month term and accruing ’Six Month Euribor’ plus 2% margin, currently 5.9% interest. On January 24, 2024, the maturity date was extended to July 28, 2024. The portfolio consists of six projects totaling 24.4 MWp. This note had a principal outstanding balance of $3.2 million as of March 31, 2024 and December 31, 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million. In March 2024, the Company began accruing interest at a rate of 10%. Additionally, the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5-year term and fair value of $86 thousand. The Company had a principal outstanding balance of $1.8 million as of March 31, 2024 and $3.2 million as of December 31, 2023. As of the date of this report this loan is currently in default, but management is in active discussions with the lender to renegotiate the terms.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of March 31, 2024 and December 31, 2023, respectively.

In December 2023, as part of the Business Combination, the Company assumed an existing loan balance of $1.6 million with a 0% interest rate until perpetuity as part of the Business Combination with Clean Earth. The Company had a principal outstanding balance of $1.4 million as of March 31, 2024 and $1.6 million as of December 31, 2023.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note with a 10% interest maturing in March 2025 as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 1,320,000 shares of restricted common stock.

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

On March 21, 2024, ALCE and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.2 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 225,000 shares to the Sponsor in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $0.47 on the date of issuance.

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

For the three months ending March 31, 2024 and 2023, the Company incurred operating lease expenses from continuing operations of $65 thousand and $50 thousand, respectively. The following table summarizes the Company’s future minimum contractual operating lease payments as of March 31, 2024.

Maturities of lease liabilities as of March 31, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2024 Apr 1 – Dec 31	$154
2025	235
2026	241
2027	247
2028	215
Thereafter	2,021
Total lease payments	3,113
Less imputed interest	(1,748)
Total	$1,365

The Company had no finance leases as of March 31, 2024.

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

For the Three Months Ended March 31, 2024 compared to March 31, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2024	2023	Change ($)
	(in thousands)
Net cash provided by (used in) operating activities	(5,428)	1,179	(6,607)
Net cash provided by (used in) operating activities – Discontinued Operations	(2,085)	(805)	1,280

Net cash provided by (used in) investing activities	65,486	(1,028)	66,514
Net cash provided by (used in) investing activities – Discontinued Operations	-	(52)	52

Net cash provided by (used in) financing activities	(76,635)	1,937	(78,572)
Net cash provided by (used in) financing activities – Discontinued Operations	(3,151)	(325)	2,826

Effect of exchange rate on cash	(528)	215	(743)

Net Cash Used in Operating Activities

Net cash used in continuing operating activities for the three months ended March 31, 2024 compared to 2023 increased by $6.6 million. The increase of $5.3 million in 2024 was primarily driven by an increase of interest expense, an increase in selling, general, and administrative expenses, and a decrease in revenues in the first quarter of 2024. The remaining increase was a result of the normal fluctuations of receivables and payables over the normal course of business operations.

Net cash used in discontinued operating activities for the three months ended March 31, 2024 compared to 2023 increased by $1.3 million. The net income increased by $3.0 million primarily driven by the gain on the sale of the Polish parks offset by the reclassification of Solis bond interest expense to discontinued operations that covers the portion of the Poland and Netherlands parks before they were sold.

Net Cash Used in Investing Activities

Net cash provided by continuing investing activities for the three months ended March 31, 2024 compared to 2023 increased by $66.5 million. This was a result of the cash received for the sale of the Polish parks of $59.4 million and from the sale of the Netherlands park of $7.1 million.

Net cash used in discontinued investing activities for the three months ended March 31, 2024 compared to 2023 decreased by $52 thousand. This was a result of the derecognition of a small, miscellaneous project in Poland.

Net Cash Provided by Financing Activities

Net cash used in continuing financing activities for the three months ended March 31, 2024 compared to 2023 decreased by $78.6 million mainly driven by the $75.2 million payment made towards the Solis bond principal balance.

Net cash used in discontinued financing activities for the three months ended March 31, 2024 compared to 2023 increased by $2.8 million due to related party transaction activity with parent company in 2023.

Critical Accounting Estimates

In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2023 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.

Item 4. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. In connection with such litigation, the Company may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract Company management and key personnel from its business operations. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this registration statement, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, results of operations, financial position, or cash flows.

On May 4, 2023 Alternus received notice that Solartechnik filed an arbitration claim against Alternus Energy Group PLC, Solis Bond Company DAC and ALT POL HC 01 SP. Z.o.o. in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.8 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $6.8 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees and interest that are also alleged by Solartechnik as owed, but at the time of filing this report we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The Company intends to vigorously defend this action.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

●	On January 11, 2024, we issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note.

●	On January 23, 2024 we issued 81,301 shares of restricted common stock valued at $1.01 per share to Outside the Box Capital Inc. in exchange for services.

●	On February 5, 2024 we issued to SCM Tech, LLC warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86,000.

●	On February 20, 2024 we issued 100,000 shares of restricted common stock valued at $0.35 per share to Moneta Advisory Partners, LLC in exchange for services.

●	On March 19, 2024 we issued 225,000 shares of restricted common stock valued at $0.47 per share to SPAC Sponsor Capital Access.

●	On April 19, 2024, the Company issued (a) a senior convertible note in the principal amount of $2,160,000, bearing an eight percent (8.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 2,411,088 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $0.480 per share (the “Exercise Price”). Pursuant to the said offering, the Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction.

●	On May 8, 2024, we issued 330,000 shares of restricted common stock valued at $0.35 per share to a third party consultant in exchange for services.

●	On May 8, 2024 we issued 100,000 shares of restricted common stock valued at $0.35 per share to a third party consultant in exchange for services.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023
3.2	Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.1	Form of Warrant Certificate that was issued by the Registrant to Clean Earth Acquisitions Sponsor LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276630), filed with the Securities and Exchange Commission on January 19, 2024)
10.2	Share Purchase Agreement by and among Solis Bond Designated Activity Company and Theia Investment (Netherlands) 1 B.V. dated January 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 16, 2024).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2024	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2024.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer, and Interim Chief Financial Officer	May 21, 2024
Vincent Browne	(Principal Executive Officer)

/s/ Aaron T. Ratner	Director	May 21, 2024
Aaron T. Ratner

/s/ Nicholas Parker	Director	May 21, 2024
Nicholas Parker

/s/ Tone Bjornov	Director	May 21, 2024
Tone Bjornov

/s/ Candice Beaumont	Director	May 21, 2024
Candice Beaumont

/s/ John Thomas	Director	May 21, 2024
John Thomas