Form 10-Q/A
period 2024-03-31
Alternus Clean Energy, Inc.
filed 2024-08-26
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Alternus Clean Energy, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 with the U.S. Securities and Exchange Commission (“SEC”) on May 21, 2024 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) is being filed to restate (the “Restatement”) certain information in the Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2024 (the “Affected Period”).

This Form 10-Q/A also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Disclosure Controls and Procedures, Risk Factors and other disclosures made in the Original Filing resulting from the restatement and revision of the relevant periods. The items amended in the Original Filing are listed under “Items Amended in this Form 10-Q/A” below. Other than the “Items Amended in this Form 10-Q/A,” disclosures in the Original Form 10-Q remain unchanged, including forward-looking statements made in the Original Filing which are not changed to reflect events, results, or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, the Company’s Original Filing. The Company has not modified or updated disclosures presented in the Original Filing and does not reflect or purport to reflect any information or events occurring after May 21, 2024, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “As Restated.”

The Company’s management has assessed the effect of the foregoing on the Company’s internal control over financial reporting and disclosure controls and procedures. The Company’s control over the timely identification and implementation of financial adjustments and procedures performed to assess the materiality of financial adjustments did not operate effectively as of March 31, 2024 resulting in a material weakness in the Company’s internal control over financial reporting.   Based on this assessment, the Company’s disclosure controls and procedures were ineffective in the first quarter of 2024. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

The following sections in the Original Report are revised in this Form 10-Q/A to reflect the restatement:

●	Part I, Item 1: Financial Statements

●	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4: Controls and Procedures

●	Part II, Item 1A: Risk Factors

Part II, Item 6: Exhibits

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of March 31	As of December 31
	2024	2023
	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,381	$4,618
Accounts receivable, net	500	651
Unbilled energy incentives earned	6,048	5,607
Prepaid expenses and other current assets	4,642	3,344
Taxes recoverable	683	631
Restricted cash	841	19,161
Current discontinued assets held for sale	-	80,943
Total Current Assets	14,095	114,955

Property and equipment, net	62,430	61,302
Right of use asset	1,303	1,330
Other receivable	1,000	1,483
Capitalized development cost and other long-term assets, net	6,351	6,216
Total Assets	$85,179	$185,286

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,494	$5,084
Accrued liabilities	19,032	24,410
Taxes payable	13	14
Deferred income	6,048	5,607
Operating lease liability	177	175
Green bonds	87,264	166,122
Convertible and non-convertible promissory notes, net of debt issuance costs	30,615	31,420
Due to affiliate	1,046	-
Current discontinued liabilities held for sale	-	14,259
Total Current Liabilities	154,689	247,091

Operating lease liability, net of current portion	1,188	1,252
Asset retirement obligations	196	197
Total Liabilities	156,073	248,540

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of March 31, 2024 and December 31, 2023. 0 issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Common Stock, $0.0001 par value, 150,000,000 authorized as of March 31, 2024 and December 31, 2023; 81,396,664 issued and outstanding as of March 31, 2024 and 71,905,363 issued and outstanding as of December 31, 2023.	8	7
Additional paid in capital	28,044	27,874
Foreign Currency Translation Reserve	(4,156)	(2,924)
Accumulated deficit	(94,790)	(88,211)
Total Shareholders’ Deficit	(70,894)	(63,254)
Total Liabilities and Shareholders’ Deficit	$85,179	$185,286

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31
	2024	2023
	(As Restated)

Revenues	$2,180	$3,846

Operating Expenses
Cost of revenues	(834)	(1,015)
Selling, general and administrative	(3,747)	(1,725)
Depreciation, amortization, and accretion	(568)	(842)
Development Costs	(7)	(111)
Total operating expenses	(5,156)	(3,693)

Income/(loss) from operations	(2,976)	153

Other income/(expense):
Interest expense	(4,159)	(3,468)
Fair value movement of FPA Asset	(483)	-
Gain on extinguishment of debt	179	-
Other expense	(223)	(40)
Other income	7	-
Total other expenses	(4,679)	(3,508)
Loss before provision for income taxes	(7,655)	(3,355)
Income taxes	-	-
Net loss from continuing operations	(7,655)	(3,355)

Discontinued operations:
Loss from operations of discontinued business component	(1,074)	(1,897)
Gain on sale of discontinued business components	2,150	-
Net income/(loss) from discontinued operations	1,076	(1,897)
Net loss for the period	$(6,579)	$(5,252)

Net loss attributable to common stockholders, basic	(7,655)	(3,355)
Net loss per share attributable to common stockholders, basic	(0.12)	(0.06)
Net loss per share attributable to common stockholders, diluted	(0.12)	(0.06)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

Comprehensive loss:
Net loss	$(6,579)	$(5,252)
Foreign currency translation adjustment	(1,232)	(104)
Comprehensive loss	$(7,811)	$(5,356)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2023	-	$-	57,500,000	$6	$19,797	$(3,638)	$(18,747)	$(2,582)
Distribution to stockholder	-	-	-	-	(1,853)	-	-	(1,853)
Contribution from stockholder	-	-	-	-	2,015	-	-	2,015
Foreign currency translation adjustment	-	-	-	-	-	(104)	-	(104)
Net Loss	-	-	-	-	-	-	(5,252)	(5,252)
Balance at March 31, 2023	-	$-	57,500,000	$6	$19,959	$(3,742)	$(23,999)	$(7,776)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2024	-	$-	71,905,363	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	7,990,000	1	9,657	-	-	9,658
Conversion of Debt	-	-	1,320,000	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	181,301	-	117	-	-	117
Foreign currency translation adjustment	-	-	-	-	-	(1,232)	-	(1,232)
Net Loss	-	-	-	-	-	-	(6,579)	(6,579)
Balance at March 31, 2024, as restated	-	$-	81,396,664	$8	$28,044	$(4,156)	$(94,790)	$(70,894)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Cash Flows from Operating Activities
Net loss from continuing operations	$(7,655)	$(3,355)
Adjustments to reconcile net income/(loss) to net cash provided used in operations:
Depreciation, amortization and accretion	568	842
Amortization of debt discount	698	1,117
Credit loss expense	(3)	-
Share-based compensation to third parties	117	-
Gain (loss) on foreign currency exchange rates	64	113
Fair value movement of FPA Asset	483	-
Gain on extinguishment of debt	(179)	-
Loss on disposal of asset	1,348	-
Non-cash operating lease assets	(8)	31
Changes in assets and liabilities:
Accounts receivable and other short-term receivables	1,530	2,056
Prepaid expenses and other assets	(1,420)	(491)
Accounts payable	2,155	278
Accrued liabilities	(3,292)	599
Operating lease liabilities	(48)	(11)
Payable to affiliate	1,039	-
Net Cash provided by (used in) Operating Activities	$(4,603)	$1,179
Net Cash provided by (used in) Operating Activities - Discontinued Operations	(2,085)	(805)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,486)	(124)
Sales of property and equipment	67,540	107
Capitalized Cost	(228)	(241)
Construction in Process	(1,165)	(770)
Net Cash provided by (used in) Investing Activities	$64,661	$(1,028)
Net Cash provided by (used in) Investing Activities - Discontinued Operations	-	(52)

Cash Flows from Financing Activities:
Proceeds from debt	1,109	1,396
Debt Issuance Cost	(315)	(130)
Payments of debt principal	(77,682)	-
Distributions to parent	-	(403)
Contributions from parent	253	1,074
Net Cash provided by (used in) Financing Activities	$(76,635)	$1,937
Net Cash provided by (used in) Financing Activities - Discontinued Operations	(3,151)	(325)

Effect of exchange rate on cash	(528)	215
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,341)	$1,121
Cash, cash equivalents, and restricted cash beginning of the year	24,563	7,747
Cash, cash equivalents, and restricted cash end of the year	$2,222	$8,868

Cash Reconciliation
Cash and cash equivalents	1,381	2,090
Restricted cash	841	6,778
Cash, cash equivalents, and restricted cash end of the year	$2,222	$8,868

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of 872 and 64 respectively)	4,462	1,920
Taxes	526	777
Non-cash financing activities:
Shares issued for settlement of debt	9,836	-
Shares issued for conversion of debt	1,029	-
Shares issued for stock compensation to third parties	117	-

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

2. Going Concern and Management’s Plans

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Condensed Consolidated Financial Statements were issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended March 31, 2024, the Company had net loss from continuing operations of ($7.7) million and a net loss of ($3.4) million for the three months ended March 31, 2024 and 2023. The Company had total shareholders’ equity/(deficit) of ($70.9) million as of March 31, 2024 and ($63.3) million at December 31, 2023. The Company had $1.4 million of unrestricted cash on hand as of March 31, 2024.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As described in Note 4 - Restatement of Previously Issued Condensed Consolidated Financial Statements, our condensed consolidated financial statements as of and for the three month periods ended March 31, 2024 are restated in this Quarterly Report on Form 10-Q (this “Amendment No.1”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related to the accounting treatment of certain receivables, capitalized interest for on-going construction projects, and loss recognition upon conversion of debt to equity. The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 4 - Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.

The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bullentin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error.

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

4. Restatement of Previously Issued Condensed Consolidated Financial Statements

On August 16, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and its current and former independent registered public accounting firms, determined that the Company’s unaudited financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, filed with the SEC on May 21, 2024, as well as the relevant portions of any communication which describe or are based on the unaudited financial statements, should no longer be relied upon.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the three months ended March 31, 2024 included in the original Form 10-Q. The condensed consolidated statements of stockholders’ equity/(deficit) for the three months ended March 31, 2024 have also been restated for the correction to net loss.

Description of Restatement Adjustments

The categories of the restatement adjustments and their impact on the previously reported condensed consolidated financial statements included in the original Q1 2024 Form 10-Q are described below.

●

Accounts Receivable Adjustment – In the sale agreement for the Polish subsidiaries sold on January 18, 2024, there was a €1.5 million ($1.6 million) holdback by the buyer for any post transactional risks that could occur. Management determined this was in fact not a trade receivable and should be included as “Other Receivable” on the Company’s Condensed Consolidated Balance Sheets.

o	The impact to the condensed consolidated balance sheets for the three months ended March 31, 2024 is a decrease in Accounts Receivable, net of $1.6 million and an increase in Prepaid expenses and other current assets of $1.6 million.

●

Capitalized Interest Adjustment – We identified interest on U.S. loans utilized for current construction projects was included as Interest Expense on the Company’s Condensed Consolidated Statements of Operations. Management determined the interest on these loans should be capitalized as part of the cost of the project. This resulted in the reclassification of interest expense to the Company’s Condensed Consolidated Balance Sheets.

o	The impact to the condensed consolidated statements of operations for the three months ended March 31, 2024 is a decrease to interest expense of $0.8 million.

o	The impact to the condensed consolidated balance sheets for the three months ended March 31, 2024 is an $0.8 million increase to Property and equipment and an reduction in Accumulated deficit of $0.8 million.

o	The impact to the condensed consolidated statements of shareholders’ equity/(deficit) for the three months ended March 31, 2024 is an decrease to Accumulated deficit of $0.8 million.

●

Gain on Extinguishment of Debt - In January of 2024, the Company issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. The closing price of the common shares issued at settlement had a fair value of $9,550,950. At the time of settlement, the carrying value of the debt and outstanding interest was $9,730,260 resulting in a $179,310 gain at time of conversion. Management identified this gain was not included in the original Form 10-Q.

o	The impact to the condensed consolidated statements of operations for the three months ended March 31, 2024 is an increase to other income of $0.2 million.

o	The impact to the condensed consolidated balance sheets for the three months ended March 31, 2024 is a decrease to Additional paid in capital of $0.2 million and a reduction in Accumulated deficit of $0.2 million.

o	The impact to the condensed consolidated statements of shareholders’ equity/(deficit) for the three months ended March 31, 2024 is a decrease to Additional paid in capital of $0.2 million and a reduction in Accumulated deficit of $0.2 million.

Condensed Consolidated Financial Statements – Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements for the three-month period ended March 31, 2024, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity/(deficit), and cash flows as previously reported for these prior periods to the restated and revised amounts.

Summary of Restatement - Condensed Consolidated Balance Sheets

	As of March 31, 2024
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$1,381	$-	$1,381
Accounts receivable, net	2,119	(1,619)	500
Unbilled energy incentives earned	6,048	-	6,048
Prepaid expenses and other current assets	3,023	1,619	4,642
Taxes recoverable	683	-	683
Restricted cash	841	-	841
Current discontinued assets held for sale	-	-	-
Total Current Assets	14,095	-	14,095

Property and equipment, net	61,605	825	62,430
Right of use asset	1,303	-	1,303
Other receivable	1,000	-	1,000
Capitalized development cost and other long-term assets, net	6,351	-	6,351
Total Assets	$84,354	$825	$85,179

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,494	$-	$10,494
Accrued liabilities	19,032	-	19,032
Taxes payable	13	-	13
Deferred income	6,048	-	6,048
Operating lease liability	177	-	177
Green bonds	87,264	-	87,264
Convertible and non-convertible promissory notes, net of debt issuance costs	30,615	-	30,615
Due to affiliate	1,046	-	1,046
Current discontinued liabilities held for sale	-	-	-
Total Current Liabilities	154,689	-	154,689

Operating lease liability, net of current portion	1,188	-	1,188
Asset retirement obligations	196	-	196
Total Liabilities	156,073	-	156,073

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of March 31, 2024 and December 31, 2023. 0 issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-	-
Common Stock, $0.0001 par value, 150,000,000 authorized as of March 31, 2024 and December 31, 2023; 81,396,664 issued and outstanding as of March 31, 2024 and 71,905,363 issued and outstanding as of December 31, 2023.	8	-	8
Additional paid in capital	28,223	(179)	28,044
Foreign Currency Translation Reserve	(4,156)	-	(4,156)
Accumulated deficit	(95,794)	1,004	(94,790)
Total Shareholders’ Deficit	(71,719)	825	(70,894)
Total Liabilities and Shareholders’ Deficit	$84,354	$825	$85,179

Summary of Restatement - Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Revenues	$2,180	$-	$2,180

Operating Expenses
Cost of revenues	(834)	-	(834)
Selling, general and administrative	(3,747)	-	(3,747)
Depreciation, amortization, and accretion	(568)	-	(568)
Development Costs	(7)	-	(7)
Total operating expenses	(5,156)	-	(5,156)

Income/(loss) from operations	(2,976)	-	(2,976)

Other income/(expense):
Interest expense	(4,984)	825	(4,159)
Fair value movement of FPA Asset	(483)	-	(483)
Gain on extinguishment of debt	-	179	179
Other expense	(223)	-	(223)
Other income	7	-	7
Total other expenses	(5,683)	1,004	(4,679)
Loss before provision for income taxes	(8,659)	1,004	(7,655)
Income taxes	-	-	-
Net loss from continuing operations	(8,659)	1,004	(7,655)

Discontinued operations:
Loss from operations of discontinued business component	(1,074)	-	(1,074)
Gain on sale of discontinued business components	2,150	-	2,150
Net income/(loss) from discontinued operations	1,076	-	1,076
Net loss for the period	$(7,583)	1,004	$(6,579)

Net loss attributable to common stockholders, basic	(8,659)	1,004	(7,655)
Net loss per share attributable to common stockholders, basic	(0.13)	0.01	(0.12)
Net loss per share attributable to common stockholders, diluted	(0.13)	0.01	(0.12)
Weighted-average common stock outstanding, basic	65,077,094	-	65,077,094
Weighted-average common stock outstanding, diluted	65,077,094	-	65,077,094

Comprehensive loss:
Net loss	$(7,583)	1,004	$(6,579)
Foreign currency translation adjustment	(1,232)	-	(1,232)
Comprehensive loss	$(8,815)	1,004	$(7,811)

Summary of Restatement – Condensed Consolidated Statement of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
As Previously Reported
Balance at January 1, 2024	-	$-	71,905,363	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	7,990,000	1	9,836	-	-	9,837
Conversion of Debt	-	-	1,320,000	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	181,301	-	117	-	-	117
Foreign currency translation adjustment	-	-	-	-	-	(1,232)	-	(1,232)
Net Loss	-	-	-	-	-	-	(7,583)	(7,583)
Balance at March 31, 2024	-	$-	81,396,664	$8	$28,223	$(4,156)	$(95,794)	$(71,719)

Restatement Adjustments
Balance at January 1, 2024	-	$-	-	$-	$-	$-	$-	$-
Settlement of Related Party Debt for Shares	-	-	-	-	(179)	-	-	(179)
Net Loss	-	-	-	-	-	-	1,004	1,004
Balance at March 31, 2024	-	$-	-	$-	$(179)	$-	$1,004	$825

As Restated
Balance at January 1, 2024	-	$-	71,905,363	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	7,990,000	1	9,657	-	-	9,658
Conversion of Debt	-	-	1,320,000	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	181,301	-	117	-	-	117
Foreign currency translation adjustment	-	-	-	-	-	(1,232)	-	(1,232)
Net Loss	-	-	-	-	-	-	(6,579)	(6,579)
Balance at March 31, 2024, as restated	-	$-	81,396,664	$8	$28,044	$(4,156)	$(94,790)	$(70,894)

Summary of Restatement - Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows from Operating Activities
Net loss from continuing operations	$(8,659)	$1,004	$(7,655)
Adjustments to reconcile net income/(loss) to net cash provided used in operations:
Depreciation, amortization and accretion	568	-	568
Amortization of debt discount	698	-	698
Credit loss expense	(3)	-	(3)
Share-based compensation to third parties	117	-	117
Gain (loss) on foreign currency exchange rates	64	-	64
Fair value movement of FPA Asset	483	-	483
Gain on extinguishment of debt	-	(179)	(179)
Loss on disposal of asset	1,348	-	1,348
Non-cash operating lease assets	(8)	-	(8)
Changes in assets and liabilities:
Accounts receivable and other short-term receivables	(89)	1,619	1,530
Prepaid expenses and other assets	199	(1,619)	(1,420)
Accounts payable	2,155	-	2,155
Accrued liabilities	(3,292)	-	(3,292)
Operating lease liabilities	(48)	-	(48)
Payable to affiliate	1,039	-	1,039
Net Cash provided by (used in) Operating Activities	$(5,428)	$825	$(4,603)
Net Cash provided by (used in) Operating Activities - Discontinued Operations	(2,085)	-	(2,085)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,486)	-	(1,486)
Sales of property and equipment	67,540	-	67,540
Capitalized Cost	(228)	-	(228)
Construction in Process	(340)	(825)	(1,165)
Net Cash provided by (used in) Investing Activities	$65,486	$(825)	$64,661
Net Cash provided by (used in) Investing Activities - Discontinued Operations	-	-	-

Cash Flows from Financing Activities:
Proceeds from debt	1,109	-	1,109
Debt Issuance Cost	(315)	-	(315)
Payments of debt principal	(77,682)	-	(77,682)
Distributions to parent	-	-	-
Contributions from parent	253	-	253
Net Cash provided by (used in) Financing Activities	$(76,635)	$-	$(76,635)
Net Cash provided by (used in) Financing Activities - Discontinued Operations	(3,151)	-	(3,151)

Effect of exchange rate on cash	(528)	-	(528)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,341)	$-	$(22,341)
Cash, cash equivalents, and restricted cash beginning of the year	24,563	-	24,563
Cash, cash equivalents, and restricted cash end of the year	$2,222	$-	$2,222

Cash Reconciliation
Cash and cash equivalents	1,381	-	1,381
Restricted cash	841	-	841
Cash, cash equivalents, and restricted cash end of the year	$2,222	$-	$2,222

Summary of Restatement - Consolidated Supplemental Statements of Cash Flows

	As Previously Reported	Restatement Adjustments	As Restated
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of 872 and 64 respectively)	5,287	(825)	4,462
Taxes	526	-	526
Non-cash financing activities:
Shares issued for settlement of debt	9,836	-	9,836
Shares issued for conversion of debt	1,029	-	1,029
Shares issued for stock compensation to third parties	117	-	117

5. Business Combination

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

6. Fair Value Measurements

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

7. Accounts Receivable

Accounts receivable relate to amounts due from customers for services that have been performed and invoices that have been sent. Unbilled energy incentives relate to services that have been performed for the customer but have yet to be invoiced. Accounts receivables and unbilled energy incentives consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(As Restated)
	(in thousands)
Accounts receivable	$500	$651
Unbilled energy incentives earned	6,048	5,607
Total	$6,548	$6,258

8. Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. Other receivable, prepaid expenses, and other current assets consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(As Restated)
	(in thousands)
Prepaid expenses and other current assets	$2,501	$2,602
Accrued revenue	-	6
Other receivable	2,141	736
Total	$4,642	$3,344

9. Property and Equipment, Net

The components of property and equipment, net were as follows at March 31, 2024 and December 31, 2023 (in thousands):

	March 31	December 31
	2024	2023
	(As Restated)
	(in thousands)
Solar energy facilities	$55,737	$55,318
Land	500	511
Software and computers	6	-
Furniture and fixtures	207	210
Asset retirement	164	168
Construction in progress	13,530	12,421
Total property and equipment	70,144	68,628
Less: Accumulated depreciation	(7,714)	(7,326)
Total	$62,430	$61,302

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

11. Deferred Income

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

12. Accrued Liabilities

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

13. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following (in thousands):

	March 31	December 31
	2024	2023
	(in thousands)
Taxes recoverable	$683	$631
Less: Taxes payable	(13)	(14)
Total	$670	$617

14. Green Bonds, Convertible and Non-convertible Promissory Notes

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

15. Leases

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

16. Commitments and Contingencies

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

17. Asset Retirement Obligations

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

18. Development Cost

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

19. Discontinued Operations Sold

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

21. Shareholders’ Equity

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

22. Segment and Geographic Information

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

In evaluating financial performance, we focus on EBITDA, a non-GAAP measure, as a segment’s measure of profit or loss. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. The Company uses EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measures of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented. The following tables present information related to the Company’s reportable segments.

	Three Months Ended March 31
Revenue by Segment	2024	2023
	(in thousands)
Europe	$2,086	$3,828
Europe – Discontinued Operations	123	18
United States	93	1,307
Total for the period	$2,302	$5,153

	Three Months Ended March 31
Operating Loss by Segment	2024	2023
	(As Restated)
	(in thousands)
Europe	$(2,908)	$(4,310)
United States	(3,671)	(942)
Total for the period	$(6,579)	$(5,252)

	As of March 31,	As of December 31
Assets by Segment	2024	2023
	(As Restated)
	(in thousands)
Europe
Fixed Assets	$42,209	$125,600
Other Assets	20,735	36,728
Total for Europe	$62,944	$162,328

United States
Fixed Assets	$6,556	$5,119
Other Assets	15,679	17,839
Total for US	$22,235	$22,958

	As of March 31,	As of December 31,
Liabilities by Segment	2024	2023
	(in thousands)
Europe
Debt	$99,686	$180,294
Other Liabilities	28,108	39,378
Total for Europe	$127,794	$219,672

United States
Debt	$16,582	$17,247
Other Liabilities	11,697	11,621
Total for US	$28,279	$28,868

	Three Months Ended March 31
Revenue by Product Type	2024	2023
	(in thousands)
Country Renewable Programs (FIT)
Europe	$29	$1,248
US	93	18
Total for the period	$122	$1,266

Green Certificates (FIT)
Europe	$1,575	$1,880
US	-	-
Total for the period	$1,575	$1,880

Energy Offtake Agreements (PPA)
Europe	$605	$2,007
United States	-	-
Total for the period	$605	$2,007

	Three Months Ended March 31,
EBITDA by Segment	2024	2023
	(in thousands)
Europe	$2,258	$2,122
US	(2,827)	(857)
Total for the period	$(569)	$1,265

Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
EBITDA Reconciliation to Net Loss	2024	2023
	(As Restated)
	(in thousands)
Europe
EBITDA	$2,258	$2,122
Depreciation, amortization, and accretion	(699)	(1,574)
Interest expense	(4,466)	(4,858)
Income taxes	-	-
Net Loss	$(2,907)	$(4,310)

US
EBITDA	$(2,827)	$(857)
Depreciation, amortization, and accretion	(49)	(2)
Interest expense	(492)	(83)
Income taxes	-	-
Valuation on FPA Asset	(483)	-
Gain on extinguishment of debt	179	-
Net Loss	$(3,672)	$(942)
Consolidated Net Loss	$(6,579)	$(5,252)

23. Income Tax Provision

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

24. Related Party

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

25. Subsequent Events

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Quarterly Report on Form 10-Q/A, we have restated our previously issued condensed consolidated financial statements as of March 31, 2024. Refer to the “Explanatory Note” preceding “Item 1. Financial Statements (unaudited)” for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated certain previously reported financial information as of March 31, 2024 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including but not limited to information within the “Consolidated Results of Operations” section to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements (unaudited)—Notes to Condensed Consolidated Financial Statements—Note 4. Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the restatement.

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

	Three Months Ended March 31
MWh (DC) Sold by country	2024	2023
Romania	9,064	9,131
Italy	-	1,924
United States	842	156
Total	9,906	11,211

Discontinued Operations:
Netherlands	466	1,348
Poland	500	11,774
Total	966	13,122
Total for the period	10,872	24,333

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023
	(As Restated)
Revenues	$2,180	$3,846

Operating Expenses
Cost of revenues	(834)	(1,015)
Selling, general and administrative	(3,747)	(1,725)
Depreciation, amortization, and accretion	(568)	(842)
Development costs	(7)	(111)
Total operating expenses	(5,156)	(3,693)

Income/(loss) from continuing operations	(2,976)	153

Other income/(expense):
Interest expense	(4,159)	(3,468)
Valuation on FPA asset	(483)	-
Gain on extinguishment of debt	179
Other expense	(223)	(40)
Other income	7	-
Total other expenses	(4,679)	(3,508)
Loss before provision for income taxes	(7,655)	(3,355)
Income taxes	-	-
Net loss from continuing operations	(7,655)	(3,355)

Discontinued operations:
Loss from operations of discontinued business component	(1,074)	(1,897)
Gain on sale of assets	2,150	-
Net income/(loss) from discontinued operations	1,076	(1,897)
Net loss for the period	$(6,579)	$(5,252)

Net loss attributable to common stockholders, basic	(7,655)	(3,355)
Net loss attributable to common stockholders, diluted	(7,655)	(3,355)
Net loss per share attributable to common stockholders, basic	(0.12)	(0.06)
Net loss per share attributable to common stockholders, diluted	(0.12)	(0.06)
Weighted-average common stock outstanding, basic	65,077,094	57,500,000
Weighted-average common stock outstanding, diluted	65,077,094	57,500,000

Comprehensive loss:
Net loss	$(6,579)	$(5,252)
Foreign currency translation adjustment	(1,232)	(104)
Comprehensive loss	$(7,811)	$(5,356)

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

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if there is material change in budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Footnote 18 to the accompanying financial statements for more detail of development cost.

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

Interest Expense, Other Income, and Other Expense

	Three Months Ended March 31
	2024	2023	Change ($)	Change (%)
	(As Restated)
	(in thousands)
Interest expense	$(4,159)	$(3,468)	$(691)	20%
Valuation on FPA asset	(483)	-	(483)	(100)%
Gain on extinguishment of debt	179	-	179	100%
Other expense	(223)	(40)	(183)	460%
Other income	7	-	7	100%
Total for continuing operations	$(4,679)	$(3,508)	$(1,171)	33%

Discontinued Operations:
Interest income/(expense)	$(801)	$(1,472)	$671	(46)%
Total for discontinued operations	$(801)	$(1,472)	$671	(46)%
Total for the period	$(5,480)	$(4,980)	$(500)	10%

Total other expenses for continuing operations increased by $1.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The primary drivers causing the increase is the recognition of a $0.5 million reduction in valuation on the Forward Purchase Agreement, and a $0.7 million increase in interest expense due to increase of the effective interest rate of the Solis bond from 8.7% to 10.4% and interest associated in the U.S. for loans related to project construction and development. This was offset by a $0.2 million gain recognized on the conversion of the Nordic ESG debt to shares.

Total other expenses for discontinued operations decreased by $0.7 million for the three months ended March 31, 2024 compared to the same period in 2023 driven by the sale of the Polish and Netherlands operating parks on January 19, 2024 and February 21, 2024, respectively.

Net Loss

Net loss for continuing operations increased by $4.3 million for the three months ended March 31, 2024 compared to the same period in 2023. This is primarily due to an increase in SG&A expense of $2.0 million, other expense of $0.5 million, interest expense of $0.7 million, and decreased revenues of $1.7 million. This was partially offset by a decrease in cost of revenues of $0.2 million, depreciation of $0.3 million, and development cost of $0.1 million.

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

For the Three Months Ended March 31, 2024 compared to March 31, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2024	2023	Change ($)
	(in thousands)
Net cash provided by (used in) operating activities	(4,603)	1,179	(5,782)
Net cash provided by (used in) operating activities – Discontinued Operations	(2,085)	(805)	1,280

Net cash provided by (used in) investing activities	64,661	(1,028)	65,689
Net cash provided by (used in) investing activities – Discontinued Operations	-	(52)	52

Net cash provided by (used in) financing activities	(76,635)	1,937	(78,572)
Net cash provided by (used in) financing activities – Discontinued Operations	(3,151)	(325)	2,826

Effect of exchange rate on cash	(528)	215	(743)

Net Cash Used in Operating Activities

Net cash used in continuing operating activities for the three months ended March 31, 2024 compared to 2023 increased by $5.8 million. The increase of $4.3 million in 2024 was primarily driven by an increase of interest expense, an increase in selling, general, and administrative expenses, and a decrease in revenues in the first quarter of 2024. The remaining increase was a result of the normal fluctuations of receivables and payables over the normal course of business operations.

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

Net Cash Used in Investing Activities

Net cash provided by continuing investing activities for the three months ended March 31, 2024 compared to 2023 increased by $65.7 million. This was a result of the cash received for the sale of the Polish parks of $59.4 million and from the sale of the Netherlands park of $7.1 million.

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

As part of the new despac structure, the Company is in the process of formalizing documentation related to intercompany due to/from within the new organization structure, and with Alternus Energy Group which is the majority shareholder.

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

●

The Company did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, the Company did not properly account for items that resulted in Restatement of this report – namely,

1.       the capitalization of interest costs for those projects under construction and instead booked such interest to the income statement

2.       classifying incorrectly the receivable for a sale of the Polish assets in Accounts receivable instead of other receivable

3.       incorrect accounting for the forgiveness of related party debt

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Form 10-K except for as stated below.

The following information updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023filed with the SEC on April 15, 2024.

We may face litigation and other risks as a result of the Restatement.

We previously identified a material weakness in our internal control over financial reporting in our 2023 Annual Report on Form 10-K. Subsequent to the filing of the Original Form 10-Q, we identified some misstatements, requiring the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2024, which was partially caused by the same material weakness in internal control over financial reporting. As a result of such material weaknesses, the Restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Adverse publicity and potential concerns from our customers relating to or arising from the restatements could have an adverse effect on our business and financial condition.

We could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment. Continued adverse publicity and potential concerns from our customers could harm our business and have an adverse effect on our financial condition.

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

Date: August 23, 2024	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 23, 2024.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer, and Interim Chief Financial Officer	August 23, 2024
Vincent Browne	(Principal Executive Officer)

/s/ Aaron T. Ratner	Director	August 23, 2024
Aaron T. Ratner

/s/ Nicholas Parker	Director	August 23, 2024
Nicholas Parker

/s/ Tone Bjornov	Director	August 23, 2024
Tone Bjornov

/s/ Candice Beaumont	Director	August 23, 2024
Candice Beaumont

/s/ John Thomas	Director	August 23, 2024
John Thomas