Form 10-Q
period 2024-06-30
Alternus Clean Energy, Inc.
filed 2024-08-26
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 23, 2024, the registrant had a total of 86,826,664 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of June 30	As of December 31
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,088	$4,618
Accounts receivable, net	1,182	651
Unbilled energy incentives earned	7,399	5,607
Prepaid expenses and other current assets	4,179	3,344
Taxes recoverable	696	631
Restricted cash	5	19,161
Current discontinued assets held for sale	-	80,943
Total Current Assets	14,549	114,955

Property and equipment, net	63,590	61,302
Right of use asset	1,274	1,330
Other receivable	1,000	1,483
Capitalized development cost and other long-term assets, net	6,198	6,216
Total Assets	$86,611	$185,286

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,776	$5,084
Accrued liabilities	22,589	24,410
Taxes payable	84	14
Deferred income	7,399	5,607
Operating lease liability	182	175
Green bonds	86,618	166,122
Convertible and non-convertible promissory notes, net of debt issuance costs	30,924	31,420
Convertible Note measured at fair value	2,321	-
Warrant Liability	809	-
Due to affiliate	595	-
Current discontinued liabilities held for sale	-	14,259
Total Current Liabilities	162,297	247,091

Operating lease liability, net of current portion	1,185	1,252
Asset retirement obligations	197	197
Total Liabilities	163,679	248,540

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of June 30, 2024 and December 31, 2023. 0 issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Common stock, $0.0001 par value, 150,000,000 authorized as of June 30, 2024 and December 31, 2023; 81,826,664 issued and outstanding as of June 30, 2024 and 71,905,363 issued and outstanding as of December 31, 2023.	8	7
Additional paid in capital	28,195	27,874
Foreign currency translation reserve	(3,644)	(2,924)
Accumulated deficit	(101,627)	(88,211)
Total Shareholders’ Deficit	(77,068)	(63,254)
Total Liabilities and Shareholders’ Deficit	$86,611	$185,286

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Revenues	$3,847	$6,015	$6,026	$9,861

Operating Expenses
Cost of revenues	(1,644)	(1,044)	(2,478)	(2,060)
Selling, general and administrative	(3,254)	(1,894)	(7,014)	(3,624)
Depreciation, amortization, and accretion	(543)	(924)	(1,111)	(1,767)
Development Costs	-	(644)	(7)	(755)
Total operating expenses	(5,441)	(4,506)	(10,610)	(8,207)

Income/(loss) from operations	(1,594)	1,509	(4,584)	1,654

Other income/(expense):
Interest expense	(4,106)	(4,408)	(8,265)	(7,856)
Fair value movement of FPA Asset	-	-	(483)	-
Fair value movement of convertible debt and warrant	(182)	-	(182)	-
Loss on issuance of debt	(948)	-	(948)	-
Gain on extinguishment of debt	-	-	179	-
Other expense	(7)	-	(231)	(30)
Other income	-	9	7	-
Total other expenses	(5,243)	(4,399)	(9,923)	(7,886)
Loss before provision for income taxes	(6,837)	(2,890)	(14,507)	(6,232)
Income taxes	-	-	-	-
Net loss from continuing operations	(6,837)	(2,890)	(14,507)	(6,232)

Discontinued operations:
Gain/(loss) from operations of discontinued business component	-	1,235	(1,074)	(675)
Gain on sale of discontinued business components	-	-	2,165	-
Net income/(loss) from discontinued operations	-	1,235	1,091	(675)
Net loss for the period	$(6,837)	$(1,655)	$(13,416)	$(6,907)

Net loss from continuing operations attributable to common stockholders, basic and diluted	(6,837)	(2,890)	(14,507)	(6,232)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	(0.10)	(0.05)	(0.22)	(0.11)
Weighted-average common stock outstanding, basic	66,138,049	57,500,000	66,138,049	57,500,000
Weighted-average common stock outstanding, diluted	66,138,049	57,500,000	66,138,049	57,500,000

Comprehensive loss:
Net loss	(6,837)	(1,655)	$(13,416)	$(6,907)
Foreign currency translation adjustment	512	3,378	(720)	3,274
Comprehensive income/(loss)	$(6,325)	$1,723	$(14,136)	$(3,633)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity/(Deficit)
Balance at March 31, 2023	-	$-	57,500,000	$6	$19,959	$(3,742)	$(23,999)	$(7,776)
Distribution to stockholder	-	-	-	-	(6,973)	-	-	(6,973)
Contribution from stockholder	-	-	-	-	6,867	-	-	6,867
Foreign currency translation adjustment	-	-	-	-	-	3,378	-	3,378
Net Loss	-	-	-	-	-	-	(1,655)	(1,655)
Balance at June 30, 2023	-	$-	57,500,000	$6	$19,853	$(364)	$(25,654)	$(6,159)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at March 31, 2024, as restated	-	$-	81,396,664	$8	$28,044	$(4,156)	$(94,790)	$(70,894)
Stock Compensation for Third Party Services	-	-	430,000	-	151	-	-	151
Foreign currency translation adjustment	-	-	-	-	-	512	-	512
Net Loss	-	-	-	-	-	-	(6,837)	(6,837)
Balance at June 30, 2024	-	$-	81,826,664	$8	$28,195	$(3,644)	$(101,627)	$(77,068)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2023	-	$-	57,500,000	$6	$19,797	$(3,638)	$(18,747)	$(2,582)
Distribution to stockholder	-	-	-	-	(8,826)	-	-	(8,826)
Contribution from stockholder	-	-	-	-	8,882	-	-	8,882
Foreign currency translation adjustment	-	-	-	-	-	3,274	-	3,274
Net Loss	-	-	-	-	-	-	(6,907)	(6,907)
Balance at June 30, 2023	-	$-	57,500,000	$6	$19,853	$(364)	$(25,654)	$(6,159)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2024	-	$-	71,905,363	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	7,990,000	1	9,657	-	-	9,658
Conversion of Debt	-	-	1,320,000	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	611,301	-	268	-	-	268
Foreign currency translation adjustment	-	-	-	-	-	(720)	-	(720)
Net Loss	-	-	-	-	-	-	(13,416)	(13,416)
Balance at June 30, 2024	-	$-	81,826,664	$8	$28,195	$(3,644)	$(101,627)	$(77,068)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss from continuing operations	$(14,507)	$(6,232)
Adjustments to reconcile net (loss) to net cash provided/(used in) operations:
Depreciation, amortization and accretion	1,111	1,767
Amortization of debt discount	1,312	3,232
Credit loss expense	4	-
Share-based compensation to third parties	268	-
Gain/(loss) on foreign currency exchange rates	668	(287)
Fair value movement of FPA Asset	483	-
Fair value movement of convertible debt	177	-
Fair value movement in Warrant liability	5
Loss on issuance of debt	948	-
Gain on extinguishment of debt	(179)	-
Loss on disposal of asset	1,336	-
Non-cash operating lease assets	17	58
Changes in assets and liabilities:
Accounts receivable and other short-term receivables	(583)	576
Prepaid expenses and other assets	(1,637)	(101)
Accounts payable	1,439	1,124
Accrued liabilities	1,703	2,065
Operating lease liabilities	(42)	(40)
Payable to affiliate	590	-
Net Cash provided by (used in) Operating Activities	$(6,887)	$2,162
Net Cash provided by (used in) Operating Activities - Discontinued Operations	$(2,064)	$2,508

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,504)	(2,091)
Sales of property and equipment	66,908	22
Capitalized cost	(103)	(498)
Construction in process	(3,253)	401
Net Cash provided by (used in) Investing Activities	$62,048	$(2,166)
Net Cash provided by (used in) Investing Activities - Discontinued Operations	-	(37)

Cash Flows from Financing Activities:
Proceeds from debt	2,684	956
Debt issuance cost	-	(2,392)
Payments of debt principal	(76,974)	-
Proceeds from issuance of share capital	570	-
Distributions to parent	-	(4,858)
Contributions from parent	950	2,657
Net Cash provided by (used in) Financing Activities	$(72,770)	$(3,637)
Net Cash provided by (used in) Financing Activities - Discontinued Operations	(3,121)	2,824

Effect of exchange rate on cash	(676)	28
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,470)	$1,682
Cash, cash equivalents, and restricted cash beginning of the year	24,563	7,747
Cash, cash equivalents, and restricted cash end of the year	$1,093	$9,429

Cash Reconciliation
Cash and cash equivalents	1,088	3,776
Restricted cash	5	5,653
Cash, cash equivalents, and restricted cash end of the year	$1,093	$9,429

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of 2,372 and 152 respectively)	4,397	1,371
Taxes	524	796
Non-cash financing activities:
Shares issued for settlement of debt	9,836	-
Shares issued for conversion of debt	1,029	-
Shares issued for stock compensation to third parties	268	-

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

Alternus Clean Energy Inc. is a holding company that operates through the following forty-two operating subsidiaries as of June 30, 2024:

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended June 30, 2024, the Company had net loss from continuing operations of ($13.4) million and a net loss of ($6.2) million for the six months ended June 30, 2024 and 2023. The Company had total shareholders’ equity/(deficit) of ($75.9) million as of June 30, 2024 and ($63.3) million at December 31, 2023. The Company had $1.1 million of unrestricted cash on hand as of June 30, 2024.

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

As of June 30, 2024, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond. The Solis Bond carries a 3 month EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on the Maturity Date. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans. Additionally, Solis bondholders hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR 10 million should it not be fully repaid by the Maturity Date.

Additionally, because Solis was unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders, which as of June 30, 2024 is currently €80.8 million (approximately $86.6 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated, and debt would be reduced by $86.6 million.

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

On January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024 Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds. Subsequently, on May 1, 2024 Solis made an interest payment of €1,000,000 (approx. $1,069,985.00) to the Bondholders, which is approximately 50% of the total interest due for the first quarter of 2024. The remaining interest amount from the first quarter and the interest amount due for the second quarter remain outstanding at the date of this report. Solis will incur a late payment penalty in accordance with the Bond Terms until such time as the full interest amount due is paid. The Company has made full provision for the unpaid interest and penalties as of June 30, 2024.

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

The Company is currently working on several processes to address the going concern issue. The Company is working with shareholders, investment funds and multiple global banks and funds to secure necessary project financing to execute on our transatlantic business plan.

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

As of March 31, 2024, the Forward Purchase Agreement value was $0, as presented below:

Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement	-	-	-	-
Total	$-	$-	$-	$-

As of June 30, 2024, the summary of the fair value instruments held by the Company were as follows at June 30, 2024, in thousands:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement	-	-	-	-
Convertible Loan Note	-	-	2,321	2,321
Warrant Liability	-	-	809	809
Total	$-	$-	$3,130	$3,130

Forward Purchase Agreement

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

Pursuant to the terms of the FPA, Meteora purchased 2,796,554 (the “Purchased Amount”) shares of common stock concurrently with the Business Combination Closing pursuant to Meteora’s FPA Funding Amount PIPE Subscription Agreement, less the 1,300,320 shares of common stock separately purchased from third parties through a broker in the open market (“Recycled Shares”). Following the consummation of the Business Combination, Meteora delivered a Pricing Date Notice dated December 10, 2023 which included 1,300,320 Recycled Shares, 1,496,234 additional shares and 2,796,554 total number of shares. The FPA provides for a prepayment shortfall in an amount in U.S. dollars equal to $500,000. Meteora in its sole discretion may sell Recycled Shares at any time following the Trade Date at prices (i) at or above $10.00 during the first three months following the Closing Date and (ii) at any sales price thereafter, without payment by Meteora of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Prepayment Shortfall. The number of shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the FPA with respect to such shares as described under “Optional Early Termination” in the FPA. The reset price is set at $10.00. Commencing from June 22, 2024 the reset price is subject to reduction upon the occurrence of a Dilutive Offering.

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

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of June 30, 2024, in thousands:

Forward Purchase Agreement
Balance at January 1, 2023	$-
Recognition of Forward Purchase Agreement Asset	17,125
Change in fair value	(16,642)
Balance at December 31, 2023	483
Change in fair value	(483)
Balance at March 31, 2024	-
Change in fair value	-
Balance at June 30, 2024	$-

The Company measures forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions as of June 30, 2024:

Forward Purchase Agreement
Risk-free rate	4.7%
Underlying stock price	$0.37
Expected volatility	96.9%
Term	2.73 years
Dividend yield	0%

Convertible Loan Note & Private Placement Warrants

On April 19, 2024, the Company issued to an accredited investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount, and a warrant to purchase up to 2,411,088 shares of the Company’s common stock at an exercise price of $0.480 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 241,109 shares of common stock with an exercise price of $0.527 per share for their role as placement agent.

The Convertible Note matures on April 20, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bears interest at a rate of 7% per annum, which shall automatically be increased to 12.0% per annum in the event of default, and ranks senior to the Company’s existing and future unsecured indebtedness. The convertible note is convertible in whole or in part at the option of the investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the convertible cote. The convertible note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $0.07. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder).

The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price equal to $0.480 (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $0.07 per share (the “Floor Price”), a limitation required by the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”), and certain exceptions upon any subsequent transaction at a price lower than the Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events.

Alternatively, in the event of an event of default continuing for 20 trading days and ending with Event of Default Redemption Right Period (as defined in the Convertible Note), the Conversion Price may be converted to an “Alternate Conversion Price”, which is defined as the lower of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion (as defined in the Convertible Note), and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP of the Common Stock during the fifteen (15) consecutive trading day period ending on and including the trading day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice. These conversions shall be further subject to Redemption Premiums, as is further described in the Convertible Note.

The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”, which is equal to 16,007,325 shares of Common Stock, subject to adjustment as described in the Purchase Agreement), unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance.

Management considered the guidance from ASC 825-10-15-4, noting that an entity may elect the fair value option for “a recognized financial liability” that is not “a firm commitment that would otherwise not be recognized at inception”. As the Convertible Note is an outstanding loan (a “recognized financial liability”), and this financial liability would need to be recognized at inception, the Convertible Note meets the criteria for the fair value option under this guidance. The Convertible Notes have a principal value of $2,160,000 and were issued at an 8% discount, thus the Convertible Notes resulted in gross cash proceeds of $2,000,000 prior to any other fees paid to the lender. The issuance of a warrant to the lender further increases the discount on this debt. As the Convertible Notes were issued at a discount, and not a premium, they are eligible for the fair value option. Management identified various features that would likely require separate accounting as derivatives if the fair value option were not taken; specifically, the various features that allow the Company or counterparty to settle the debt for a quantity of shares that is calculated as a percentage of VWAP. Even if no bifurcatable features were identified, the Company would still be eligible for the fair value option under ASC 825. Accordingly, the Company elected the fair value option.

The remaining unpaid principal as of June 30, 2024 amounted to $2,160,000.

The Company measures the convertible loan and private placement warrants using a Monte Carlo simulation valuation model using the following assumptions as of June 30, 2024:

	Convertible Loan Note	Warrant Liability
Risk-free rate	4.3%	4.3%
Underlying stock price	$0.37	$0.37
Expected volatility	50%	50%
Term	0.8 years	5.3 years
Dividend yield	0%	0%

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of June 30, 2024, in thousand:

Convertible Note
Issuance of convertible loan note at April 19, 2024	$-
Fair value of convertible loan note	2,144
Balance at April 19, 2024	2,144
Change in fair value	176
Balance at June 30, 2024	$2,321
Principal Balance as of June 30, 2024	$2,160

Warrant Liability
Issuance of convertible loan note & placement warrants at April 19, 2024	$-
Fair value of warrant liability	803
Balance at April 19, 2024	803
Change in fair value	5
Balance at June 30, 2024	$808

6. Accounts Receivable

Accounts receivable relate to amounts due from customers for services that have been performed and invoices that have been sent. Unbilled energy incentives relate to Green Certificates from Romania that have been received for energy generated and delivered but not yet sold. This amount is offset against deferred income. Accounts receivables and unbilled energy incentives consist of the following (in thousands):

	June 30	December 31
	2024	2023
	(in thousands)
Accounts receivable	$1,182	$651
Unbilled energy incentives earned	7,399	5,607
Total	$8,581	$6,258

7. Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. repaid expenses, and other current assets consist of the following (in thousands):

	June 30	December 31
	2024	2023
	(in thousands)
Prepaid expenses and other current assets	$2,043	$2,602
Accrued revenue	-	6
Other receivable	2,136	736
Total	$4,179	$3,344

8. Property and Equipment, Net

The components of property and equipment, net were as follows at June 30, 2024 and December 31, 2023 (in thousands):

	June 30	December 31
	2024	2023
	(in thousands)
Solar energy facilities	$55,285	$55,318
Land	496	511
Software and computers	23	-
Furniture and fixtures	206	210
Asset retirement	163	168
Construction in progress	15,600	12,421
Total property and equipment	71,773	68,628
Less: Accumulated depreciation	(8,183)	(7,326)
Total	$63,590	$61,302

Construction in progress refers to projects that have been secured and are currently under construction. As of June 30, 2024, the Company has active construction projects in the U.S. of $12.9 million and in Europe of $2.7 million.

9. Capitalized development cost and other long-term assets

Capitalized development costs are amounts paid to vendors that are related to the purchase and construction of solar energy facilities. Other receivables consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Capitalized cost and other long-term assets consisted of the following (in thousands):

	June 30	December 31
	2024	2023
	(in thousands)
Capitalized development cost	$6,198	$6,216
Other receivables	1,000	1,483
Total	$7,198	$7,699

Capitalized development cost relates to various projects that are under development for the period. As the Company closes either the purchase or development of new solar parks, these development costs are added to the final asset displayed in Property and Equipment. If the Company does not close on the prospective project, these costs are written off to Development Cost on the Consolidated Statement Operations and Comprehensive Loss.

Capitalized Development Costs as of June 30, 2024 consist of $2.1 million of active development in the U.S. and $4.1 million across Europe.

Other Receivables as of June 30, 2024 relates to a security deposit of $1.0 million in relation to the Power Purchase Agreement for a development project in Tennessee.

10. Deferred Income

Deferred income relates to income related to Green Certificates from Romania that have been received but not sold. Deferred income consists of the following (in thousands):

Activity
Deferred income – Balance January 1, 2023	$4,954
Green certificates received	10,663
Green certificates sold	(10,169)
Foreign exchange gain/(loss)	159
Deferred income – Balance December 31, 2023	$5,607
Green certificates received	5,289
Green certificates sold	(3,302)
Foreign exchange gain/(loss)	(195)
Deferred income – Balance June 30, 2024	$7,399

11. Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest in debt not paid in the six months ended June 30, 2024 and in the year ended December 31, 2023. Accrued liabilities consist of the following (in thousands):

	June 30	December 31
	2024	2023
	(in thousands)
Accrued legal	$7,359	$8,684
Accrued interest	9,399	5,516
Accrued financing cost	3,481	3,537
Accrued construction expense	363	2,134
Accrued transaction cost - business combination	261	1,527
Accrued audit fees	150	800
Accrued payroll	309	148
Other accrued expenses	1,267	2,064
Total	$22,589	$24,410

12. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following (in thousands):

	June 30	December 31
	2024	2023
	(in thousands)
Taxes recoverable	$696	$631
Less: Taxes payable	(84)	(14)
Total	$612	$617

13. Green Bonds, Convertible and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30	As of December 31
	2024	2023
	(in thousands)
Senior Secured Green Bonds	$86,618	$166,122
Senior Secured debt and promissory notes secured	33,538	32,312
Total debt	120,156	198,434
Less current maturities	(120,156)	(198,434)
Long term debt, net of current maturities	$-	$-

Current Maturities	$120,156	$198,434
Less unamortized debt discount	(614)	(892)
Current Maturities net of debt discount	$119,542	$197,542

The Company incurred debt issuance costs of $0.6 million during the six-month period ended June 30, 2024. Debt issuance costs are recorded as a debt discount and are amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the six months ended June 30, 2024 was $1.3 million and for the year ended December 31, 2023 was $4.9 million.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the six months ended June 30, 2024 and 2023, respectively.

All outstanding debt for the company is considered short-term based on their respective maturity dates and are to be repaid within the year 2024.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. As of the date of this report this loan is in default, however management is in active discussions with the lender to renegotiate the terms. Due to these addendums, $1.6 million of interest was recognized in the six months ended June 30, 2024. The Company had principal outstanding of $10.7 million and $11.0 million as of June 30, 2024 and December 31, 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.5% and an original maturity date of June 29, 2023. On January 26, 2024, the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. As of the date of this report this loan is currently in default. Management is in active discussions with the lender to renegotiate the terms. The Company had principal outstanding of $5.4 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.5% and due May 31, 2024. This note had a principal outstanding balance of $717 thousand as of June 30, 2024 and December 31, 2023, respectively. On July 2, 2024, management renegotiated the terms with the lender to a revised interest rate of 11% and to extend the maturity date to November 30, 2024.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. The project is expected to start operating in Q1 2026. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of June 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ’Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024 the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. This note had a principal outstanding balance of $3.2 million as of June 30, 2024 and December 31, 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025 and the principal amount was increased to $3.6 million. In March 2024, the Company began accruing interest at a rate of 10%. Additionally, on February 5, 2024 the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86 thousand. The Company had a principal outstanding balance of $1.8 million as of June 30, 2024 and $3.2 million as of December 31, 2023. As of the date of this report this loan is currently in default. Management is in active discussions with the lender to further extend the note.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of June 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024.

For the year ended December 31, 2023, 225,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $5 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. The Company had a principal outstanding balance of $1.4 million as of June 30, 2024 and $1.6 million as of December 31, 2023. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

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

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 2,411,088 shares of the Company’s common stock at an exercise price of $0.480 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 241,109 shares of common stock with an exercise price of $0.527 per share for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000, and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bears interest at a rate of 7% per annum, which shall automatically be increased to 12.0% per annum in the event of default, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $0.07. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price equal to $0.48 (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $0.07 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”, which is equal to 16,007,325 shares of Common Stock, subject to adjustment as described in the Purchase Agreement), unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As at June 30, 2024 the outstanding principal was $2.16 million with fair value of $2.32 million at that date. The Company also recorded a $0.2 million loss on movement in fair value in the three months to June 30, 2024.

Other Debt:

The Solis Bonds

In January 2021, the Company approved the issuance by one of its subsidiaries, Solis, of a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200.0 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments. The bond agreement is for repaying existing facilities of approximately $40.0 million (€33 million), and funding acquisitions of approximately $87.2 million (€72.0 million). The bonds are secured by the Solis Bond Company’s underlying assets. The Company raised approximately $125.0 million (€110.0 million) in the initial funding. In November 2021, Solis Bond Company DAC, completed an additional issue of $24.0 million (€20.0 million). The additional issue was completed at an issue price of 102% of par value, corresponding to a yield of 5.5%. The Company raised $11.1 million (€10.0 million) in March 2022 at 97% for an effective yield of 9.5%. In connection with the bond agreement the Company incurred approximately $11.8 million in debt issuance costs. The Company recorded these as a discount on the debt and they are being amortized as interest expense over the contractual period of the bond agreement. As of June 30, 2024 and December 31, 2023, there was $87.3 million and $166.1 million outstanding on the Bond, respectively.

As of June 30, 2024, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on the Maturity Date. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans. Additionally, Solis bondholders hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR 10 million should it not be fully repaid by the Maturity Date.

Additionally, because Solis was unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders which as of June 30, 2024 is currently €80.8 million (approximately $86.6 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated.

On October 16 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. On December 18, 2023, a representative group of the bondholders approved an extension of the temporary waivers and the maturity date of the Solis Bonds until January 31, 2024, with the right to further extend to February 29, 2024, at the Solis Bond trustee’s discretion. The bondholders further extended the bonds monthly and which was subsequently approved by a majority of the bondholders on January 3, 2024. On March 12, 2024, the Solis Bondholders approved resolutions to further extend the temporary waivers and the maturity date until April 30, 2024 with the right to further extend to May 31, 2024 at the Bond Trustee’s discretion, which it granted, and thereafter on a month-to-month basis to November 29, 2024 at the Bond Trustee’s discretion and approval from a majority of Bondholders. Subsequently, the Solis bondholders have approved monthly resolutions to further extend the temporary waivers and the maturity date of the Solis Bonds to August 31, 2024. As such, the Solis bond debt is currently recorded as short-term debt.

On December 28, 2023, Solis sold 100% of the share capital in its Italian subsidiaries for approximately €15.8 million (approximately $17.5 million).

On January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024 Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). Additionally, on February 14, 2024, Solis exercised its call options to repay €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds. Subsequently, on May 1, 2024 Solis made an interest payment of €1,000,000 (approx. $1,069,985.00) to the Bondholders, which is approximately 50% of the total interest due for the first quarter of 2024. The remaining interest amount from the first quarter and the interest amount due for the second quarter remain outstanding at the date of this report. Solis will incur a late payment penalty in accordance with the Bond Terms until such time as the full interest amount due is paid. The Company has made full provision for the unpaid interest as of June 30, 2024.

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

On March 21, 2024, ALCE and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.2 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 225,000 shares to the Sponsor in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $0.47 on the date of issuance. Payments have not commenced as of the date of this and management is in active discussions to extend the July 15 date.

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

The key components of the company’s operating leases were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Operating Lease - Operating Cash Flows (Fixed Payments)	115	189
Operating Lease - Operating Cash Flows (Liability Reduction)	87	129

New ROU Assets - Operating Leases	-	409

Weighted Average Lease Term - Operating Leases (years)	12.74	13.24
Weighted Average Discount Rate - Operating Leases	7.65%	7.65%

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

Maturities of lease liabilities as of June 30, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2024 Jul 1 – Dec 31	$118
2025	238
2026	244
2027	250
2028	219
Thereafter	2,009
Total lease payments	3,078
Less imputed interest	(1,711)
Total	$1,367

The Company had no finance leases as of June 30, 2024.

15. Commitments and Contingencies

Litigation

The Company recognizes a liability for loss contingencies when it believes it is probable a liability has occurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has established an accrual for those legal proceedings and regulatory matters for which a loss is both probable and the amount can be reasonably estimated.

On May 4, 2023 Alternus received notice that Solartechnik, an international group specializing in solar installations, filed an arbitration claim against Alternus Energy Group PLC, Solis Bond Company DAC, and ALT POL HC 01 SP. Z.o.o. in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.8 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $6.8 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, and interest that are also alleged by Solartechnik as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The Company is vigorously defending itself in this action.

Contingencies

On April 30, 2024, ALT US 01 LLC (“ALT”), a company incorporated under the laws of Delaware and indirect wholly owned subsidiary of Alternus Clean Energy, Inc. entered into a Membership Interest Purchase and Sale Agreement (the “MIPA”) by and among ALT and C2 Taiyo Fund I, LP, a Delaware limited partnership (“C2”). Pursuant to the MIPA, among other things, C2 will sell to ALT, and ALT will purchase from C2, 100% of the membership interests in Taiyo Holding LLC (“Target”). The Target owns a portfolio of special purchase vehicles (SPVs) which own and operate a portfolio of solar parks across the United States, with a maximum total production capacity of approximately 80.7 MWp. In exchange, ALT will pay to C2 a Purchase Price (as defined in the MIPA) of approximately $60.2 million, minus debt, for a net purchase price of approximately $15 million, plus net working capital, and which may be further subject to adjustments pursuant to the terms and conditions of the MIPA, and subject to meeting all of the conditions precedent and other applicable terms and conditions of the MIPA. While the MIPA contemplated that closing of the acquisition would take place by no later than June 30, 2024 or such later date as the Parties to the MIPA may agree in writing, the conditions precedent to closing are such that there can be no assurance that the acquisition will be completed in that time or at all. The MIPA contains certain conditions precedent including, but not limited to, restructuring of the existing debt and lender’s consent to the assumption of such debt. The MIPA also contains customary representations, warranties and covenants for transactions of its size and type. The representations, warranties and covenants set forth in the MIPA have been made only for the purposes of the MIPA and solely for the benefit of ALT and C2, respectively, and may be subject to limitations agreed upon by such parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the such parties under the MIPA, instead of establishing these matters as facts. In addition, such representations and warranties were made only as of the dates specified in the MIPA, and information regarding the subject matter thereof may change after the date of the MIPA. As of the date of this filing, all of the conditions precedent and other applicable terms and conditions of the MIPA have not been achieved and the MIPA remains valid.

16. Asset Retirement Obligations

The Company’s AROs mostly relate to the retirement of solar park land or buildings. The discount rate used to estimate the present value of the expected future cash flows for the six months ended June 30, 2024 and the year ended December 31, 2023 was 7.7%.

Activity
ARO Liability - Balance January 1, 2023	$397
Additional obligations incurred	-
Disposals	(235)
Accretion expense	24
Foreign exchange gain/(loss)	11
ARO Liability - Balance December 31, 2023	$197
Additional obligations incurred	-
Disposals	-
Accretion expense	6
Foreign exchange gain/(loss)	(6)
ARO Liability – June 30, 2024	$197

17. Development Costs

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

Development costs related to abandoned projects for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30
	2024	2023
	(in thousands)
Miscellaneous development cost	$7	$755
Total	$7	$755

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

	As of January 19	As of December 31
Poland	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$630	$630
Other current assets	442	443
Property, plant, and equipment, net	63,107	63,107
Operating leases, non-current - assets	5,923	5,923
Total assets held for sale	$70,102	$70,103

Liabilities:
Accounts payable	$2,933	$2,935
Operating leases, current – liabilities	281	281
Other current liabilities	25	1,549
Operating leases, non-current - liabilities	5,798	5,798
Other non-current liabilities	985	985
Total liabilities to be disposed of	$10,022	$11,548

Net assets held for sale	$60,080	$58,555

	Three Months Ended June 30		Six Months Ended June 30
Poland	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	$-	$3,059	$106	$4,164

Operating Expenses
Cost of revenues	-	(1,065)	(101)	(2,001)
Depreciation, amortization, and accretion	-	(652)	(123)	(1,261)
Gain on disposal of asset	-	-	3,484	-
Total operating expenses	-	(1,717)	3,260	(3,262)

Income/(loss) from discontinued operations	-	1,342	3,366	902

Other income/(expense):
Interest expense	-	(1,371)	(688)	(2,604)
Other expense	-	(85)	-	(85)
Total other expenses	$-	$(1,456)	$(688)	$(2,689)
Income/(Loss) before provision for income taxes	$-	$(114)	$2,678	$(1,787)
Net income/(loss) from discontinued operations	$-	$(114)	$2,678	$(1,787)

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic and diluted	$-	$(114)	$2,678	$(1,787)
Net income/(loss) per share attributable to common stockholders, basic and diluted	$-	$(0.00)	$0.04	$(0.03)
Weighted-average common stock outstanding, basic	-	57,500,000	66,138,049	57,500,000
Weighted-average common stock outstanding, diluted	-	57,500,000	66,138,049	57,500,000

	As of February 21,	As of December 31
Netherlands	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$75	$155
Accounts receivable, net	-	99
Other current assets	178	58
Property, plant, and equipment, net	7,669	7,845
Operating leases, non-current – assets	1,441	1,469
Other non-current assets	1,192	1,214
Total assets held for sale	$10,555	$10,840

Liabilities:
Accounts payable	$945	$925
Operating leases, current – liabilities	55	55
Other current liabilities	95	430
Operating leases, non-current – liabilities	1,273	1,301
Total liabilities to be disposed of	$2,368	$2,711

Net assets held for sale	$8,187	$8,129

	Three Months Ended June 30		Six Months Ended June 30
Netherlands	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	-	$1,979	$16	$2,180

Operating Expenses
Cost of revenues	-	(190)	(115)	(251)
Depreciation, amortization, and accretion	-	(110)	(57)	(235)
Loss on disposal of asset	-	-	(1,334)	-
Total operating expenses	-	(300)	(1,506)	(486)

Income/(loss) from discontinued operations	-	1,679	(1,490)	1,694

Other income/(expense):
Interest expense	-	(272)	(113)	(521)
Other expense	-	(61)	-	(61)
Total other expenses	-	$(333)	$(113)	$(582)
Loss before provision for income taxes	-	$1,346	$(1,603)	$1,112
Net loss from discontinued operations	-	$1,346	$(1,603)	$1,112

Impact of discontinued operations on EPS
Net loss attributable to common stockholders, basic and diluted	-	$1,346	$(1,603)	$1,112
Net loss per share attributable to common stockholders, basic and diluted	-	$0.02	$(0.02)	$0.02
Weighted-average common stock outstanding, basic	-	57,500,000	66,138,049	57,500,000
Weighted-average common stock outstanding, diluted	-	57,500,000	66,138,049	57,500,000

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

	As of June 30,	Year Ended December 31,
Italy	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$31	$100
Other current assets	318	338
Other non-current assets – projects in development	3,807	3,819
Total assets	$4,156	$4,257

Liabilities:
Accounts payable	$4	$21
Other current liabilities	309	578
Total liabilities	$313	$599

Net assets	$3,843	$3,658

	Three Months Ended June 30		Six Months Ended June 30,
Italy	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	$-	$1,040	$-	$1,695

Operating Expenses
Cost of revenues	-	(217)	-	(479)
Selling, general, and administrative	-	(16)	(7)	(58)
Depreciation, amortization, and accretion	-	(420)	-	(830)
Total operating expenses	-	(653)	(7)	(1,367)

Loss from discontinued operations	-	387	(7)	328

Other income/(expense):
Other income	-	19	-	-
Other expense	-	-	-	(18)
Total other expenses	$-	$19	$-	$(18)
Loss before provision for income taxes	$-	$406	$(7)	$310
Income taxes	-	-	-	-
Net loss from discontinued operations	$-	$406	$(7)	$310

Impact on EPS
Net loss attributable to common stockholders, basic and diluted	$-	$406	$(7)	$310
Net loss per share attributable to common stockholders, basic and diluted	0.00	$0.01	$0.00	$0.01
Weighted-average common stock outstanding, basic	66,138,049	57,500,000	66,138,049	57,500,000
Weighted-average common stock outstanding, diluted	66,138,049	57,500,000	66,138,049	57,500,000

20. Shareholders’ Equity

Common Stock

As of December 31, 2023, the Company had a total of 150,000,000 shares of common stock authorized with 71,905,363 shares issued and outstanding. As of June 30, 2024, the Company had a total of 150,000,000 shares of common stock authorized with 81,826,664 shares issued and outstanding.

On January 23, 2024, the Company entered into a six-month marketing services agreement. The Company issued 81,301 shares at a market value of $1.01 in exchange for marketing services provided. On May 8, 2024, this agreement was extended another six months with an additional 330,000 shares issued.

On February 20, 2024, the Company entered into a two-month marketing services agreement. The Company issued 100,000 shares at a market value of $0.35 for marketing services provided. This agreement has the potential of renewal for an additional three months upon mutual written consent.

On May 8, 2024, the Company entered into a five-month digital marketing services agreement. The Company issued 100,000 shares at a market value of $0.35 per share for digital marketing advisory services provided.

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company also had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of June 30, 2024 and December 31, 2023. The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, if any, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Warrants

As of December 31, 2023, warrants to purchase up to 12,345,000 shares of common stock were issued and outstanding. These warrants were related to financing activities. As inducement to extend the maturity of an existing note with warrants, on February 5, 2024 the Company issued 90,000 additional penny warrants with a five-year term to the noteholder with a five year term.

On April 19, 2024, the Company entered into a Purchase Agreement with an institutional investor pursuant to which we sold, and the investor purchased a warrant to purchase an aggregate of 2,411,088 shares of common stock. The warrant is exercisable for shares of common stock at a price of $0.48 per share (the “Exercise Price”). The warrant is exercisable immediately and expires on October 20, 2029. The Exercise Price is subject to full ratchet anti-dilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions. In conjunction with the transaction, the Company issued warrants for the purchase of 241,109 shares of common stock with an exercise price of $0.527 per share for their role as placement agent, which is exercisable at any time on or after October 19, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares.

As of June 30, 2024, warrants to purchase up to 15,087,197 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - December 31, 2022	11,945,000	$11.50	5.98
Issued during the period	-	-	-
Expired during the period	-	-	-
Outstanding – June 30, 2023	11,945,000	11.50	5.98
Exercisable – June 30, 2023	11,945,000	$11.50	5.98

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - December 31, 2023	12,345,000	$11.22	4.93
Issued during the period	2,742,197	0.50	5.07
Expired during the period	-	-	-
Outstanding – June 30, 2024	15,087,197	9.27	4.59
Exercisable – June 30, 2024	15,087,197	$9.27	4.59

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

	Three Months Ended June 30		Six Months Ended June 30
Revenue by Segment	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe	$3,754	$5,982	$5,840	$9,811
Europe – Discontinued Operations	-	5,037	123	6,344
United States	93	33	187	50
Total for the period	$3,847	$11,052	$6,150	$16,205

	Three Months Ended June 30		Six Months Ended June 30
Operating Loss by Segment	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe	$(3,018)	$(607)	$(5,924)	$(4,917)
United States	(3,819)	(1,048)	(7,492)	(1,990)
Total for the period	$(6,837)	$(1,655)	$(13,416)	$(6,907)

	As of June 30,	As of December 31
Assets by Segment	2024	2023
	(in thousands)
Europe
Fixed Assets	$41,335	$125,600
Other Assets	21,295	36,728
Total for Europe	$62,630	$162,328

United States
Fixed Assets	$6,524	$5,119
Other Assets	17,457	17,839
Total for US	$23,981	$22,958

	As of June 30,	As of December 31,
Liabilities by Segment	2024	2023
	(in thousands)
Europe
Debt	$100,547	$180,294
Other Liabilities	29,873	39,378
Total for Europe	$130,420	$219,672

United States
Debt	$20,125	$17,247
Other Liabilities	13,134	11,621
Total for US	$33,259	$28,868

	Three Months Ended June 30		Six Months Ended June 30
Revenue by Product Type	2024	2023	2024	2023
	(in thousands)		(in thousands)
Country Renewable Programs (FIT)
Europe	$-	$2,566	$29	$2,522
US	93	33	187	50
Total for the period	$93	$2,599	$216	$2,572

Green Certificates (FIT)
Europe	$2,021	$3,046	$3,596	$4,926
US	-	-	-	-
Total for the period	$2,021	$3,046	$3,596	$4,926

Energy Offtake Agreements (PPA)
Europe	$1,733	$5,408	$2,338	$8,707
United States	-	-	-	-
Total for the period	$1,733	$5,048	$2,338	$8,707

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA by Segment	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe	$993	$7,024	$3,253	$9,139
US	(2,052)	(946)	(4,878)	(1,803)
Total for the period	$(1,059)	$6,078	$(1,625)	$7,336

Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation to Net Loss	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe
EBITDA	$993	$7,024	$3,253	$9,139
Depreciation, amortization, and accretion	(493)	(1,634)	(1,192)	(3,209)
Interest expense	(3,518)	(5,996)	(7,985)	(10,847)
Income taxes	-	-	-	-
Net Loss	$(3,018)	$(606)	$(5,924)	$(4,917)

US
EBITDA	$(2,052)	$(946)	$(4,878)	$(1,803)
Depreciation, amortization, and accretion	(49)	(52)	(99)	(55)
Interest expense	(588)	(51)	(1,081)	(132)
Income taxes	-	-	-	-
Fair value movement of FPA Asset	-	-	(483)	-
Fair value movement of convertible debt and warrant	(182)	-	(182)	-
Loss on issuance of debt	(948)	-	(948)	-
Gain on extinguishment of debt	-	-	179	-
Net Loss	$(3,819)	$(1,049)	$(7,492)	$(1,990)
Consolidated Net Loss	$(6,837)	$(1,655)	$(13,416)	$(6,907)

22. Income Tax Provision

The Company’s provision from income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the six months ended June 30, 2024 and 0.0% the six months ended June 30, 2023 respectively, as it maintains a full valuation allowance against its net deferred tax assets.

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

AEG:

Alternus Energy Group Plc (“AEG”) was an eighty percent (80%) shareholder of the Company as of December 22, 2023 and as of December 31, 2023. On October 12, 2022 AEG entered into the Business Combination Agreement with the Company and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) which closed on December 22, 2023 (See FN 1).In conjunction with the Business Combination Agreement, AEG also entered into an Investor Rights Agreement. The Investor Rights Agreement provides for certain governance requirements, registration rights and a lockup agreement under which AEG is restricted from selling its shares in the Company for one year, or until December 22, 2024, other than 1,437,500 shares after March 22, 2024 and an additional 1,437,500 after June 22, 2024, provided the shares are registered under a registration statement on SEC Form S-1. On July 31, 2024 these shares were registered.

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

On April 25, 2024 Joseph E. Duey, the Company’s Chief Financial Officer, resigned, effective as of April 30, 2024. Mr. Duey advised the Company that his decision to step down from the role of Chief Financial Officer was not based on any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Duey is pursuing outside interests not in the renewable energy industry. Vincent Browne, the Company’s Chief Executive Officer, is acting as interim Chief Financial Officer. The Company will be seeking a suitable replacement in due course.

On May 15, 2024, Mohammed Javade Chaudhri, a Class I director of the Company, resigned from the Company’s Board of Directors (the “Board”) effective immediately. Mr. Chaudhri’s decision to resign from the Board is solely for personal reasons and is not the result of any disagreement with the Company’s operations, policies or procedures, or any disagreements in respect of accounting principles, financial statement disclosure, or any issue impacting on the committees of the Board on which he served.

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

	Six Months Ended June 30,
Transactions with Directors	2024	2023
	(in thousands)
Loan from Vestco, a related party to Board member and CEO Vincent Browne	$-	$210
Total	$-	$210

	Six Months Ended June 30,
Director’s remuneration	2024	2023
	(in thousands)
Remuneration in respect of services as directors	$-	$138
Remuneration in respect to long term incentive schemes	-	-
Total	$-	$138

24. Subsequent Events

Management has evaluated subsequent events that have occurred through August 23, 2024, which is the date the financial statements were available to be issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended June 30, 2024, except as disclosed below.

On July 23 2024, AEG and Solis, an indirect wholly owned subsidiary and related party, announced that the Bond Trustee has granted a technical extension of the Maturity Date until 30 August 2024. As was previously disclosed on 26 February 2024, the Bond Trustee, with approval from a majority of the Bondholders, may further extend the Bonds on a month to month basis to 29 November 2024.

On July 31, 2024 the Company received two Notices of Effectiveness from the Securities and Exchange Commission (SEC) in relation to the filing of the Company’s two registration statements on SEC Form S-1.

On August 7, 2024, the “Company entered into a ‘Heads of Terms’ for Joint Business Venture (the “Agreement”) with Hover Energy LLC and its affiliates (“Hover”) to establish a joint venture (the “Joint Venture”) for the financing, development, management and operation of ‘Microgrid Projects’ utilizing Hover Wind-Powered Microgrid™ technology, as required. On August 22, 2024, in accordance with the terms of the Agreement, five million shares of restricted common stock were issued to Hover.

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

Overview

The Company is a transatlantic integrated clean energy independent power producer. The Company develops, builds, owns, and operates a diverse portfolio of utility scale solar photo-voltaic (PV) parks that connect directly to national power grids. As of June 30, 2024, the Company’s revenue streams are generated from long-term, government-mandated, fixed price supply contracts with terms of between 15-20 years in the form of either government feed in tariffs (FIT), power purchase agreements (PPA) with investment grade off-takers, and other energy incentives. Of the Company’s current annual revenues, approximately 65% are generated from long-term contracts and 35% by sales to the general energy market in the countries the Company operates. The Company’s goal is to own and operate over 3.0 giga-watts (GWs) of solar parks over the next five years.

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

Offtake Contracts

Company revenue is primarily a function of the volume of electricity generated and sold by its renewable energy facilities as well as, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. The Company’s current portfolio of renewable energy facilities is generally contracted under long-term FIT programs or PPAs with investment grade counterparties. As of June 30, 2024, the average remaining life of its FITs and PPAs was 8.4 years. Pricing of the electricity sold under these FITs and PPAs is generally fixed for the duration of the contract, although some of its PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

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

In addition to the project specific senior debt, the Company uses a small number of promissory notes in order to reduce, and in some cases eliminate, the requirement for the Company to provide equity in the acquisition of the projects. As of June 30, 2024, 95.5% of the Company’s total liabilities were project-related debt.

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2022 and 2023, but not so far during 2024, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

Foreign Exchange

The Company’s operating results are reported in United States (USD) Dollars. The Company’s current project revenue and expenses are generated in other currencies, including the Euro (EUR), and the Romanian Lei (RON). This mix may continue to change in the future if the Company elects to alter the mix of its portfolio within its existing markets or elect to expand into new markets. In addition, the Company’s investments (including intercompany loans) in renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, the Company expects revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where the Company’s renewable energy facilities are located. To the extent the Company does not hedge these exposures, fluctuations in foreign exchange rates could negatively impact profitability and financial position.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for Italy, Poland, and the Netherlands reflect the actual production from those parks during the six months ended June 30, 2023. The parks were sold on December 28, 2023, January 19, 2024, and February 21, 2024, respectively. The table below outlines the Company’s operating renewable energy facilities as of June 30, 2024 and 2023:

	Six Months Ended June 30
MW (DC) Nameplate capacity by country – continuing operations	2024	2023
Romania	40.1	40.1
Italy	-	10.5
United States	3.8	1.1
Total	43.9	51.7

Discontinued Operations:
Netherlands	11.8	11.8
Poland	88.4	88.4
Total	100.2	100.2
Total for the period	144.1	151.9

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Italy, Poland, and the Netherlands reflect the actual volume of electricity sold during the six months ended June 30, 2024 and June 30, 2023 before the operating parks were sold on December 28, 2023, January 19, 2024, and February 21, 2024, respectively. The Company’s MWh sold for renewable energy facilities for the six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
MWh (DC) Sold by country	2024	2023	2024	2023
Romania	16,674	15,343	25,738	24,473
Italy	-	3,008	-	4,933
United States	1,572	612	2,414	768
Total	18,246	18,963	28,152	30,174

Discontinued Operations:
Netherlands	-	4,930	466	6,278
Poland	-	37,323	500	49,096
Total	-	42,253	966	55,374
Total for the period	18,246	61,216	29,118	85,548

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues	$3,847	$6,015	$6,026	$9,861

Operating Expenses
Cost of revenues	(1,644)	(1,044)	(2,478)	(2,060)
Selling, general and administrative	(3,254)	(1,894)	(7,014)	(3,625)
Depreciation, amortization, and accretion	(543)	(924)	(1,111)	(1,767)
Development costs	-	(644)	(7)	(755)
Total operating expenses	(5,441)	(4,506)	(10,610)	(8,207)

Income/(loss) from continuing operations	(1,594)	1,509	(4,584)	1,654

Other income/(expense):
Interest expense	(4,106)	(4,408)	(8,265)	(7,856)
Fair value movement of FPA Asset	-	-	(483)	-
Fair value movement of convertible debt and warrant	(182)	-	(182)	-
Loss on issuance of debt	(948)	-	(948)	-
Gain on extinguishment of debt	-	-	179	-
Other expense	(7)	-	(231)	(30)
Other income	-	9	7	-
Total other expenses	(5,243)	(4,399)	(9,923)	(7,886)
Loss before provision for income taxes	(6,837)	(2,890)	(14,507)	(6,232)
Income taxes	-	-	-	-
Net loss from continuing operations	(6,837)	(2,890)	(14,507)	(6,232)

Discontinued operations:
Loss from operations of discontinued business component	-	1,235	(1,074)	(675)
Gain on sale of assets	-	-	2,165	-
Net income/(loss) from discontinued operations	-	1,235	1,091	(675)
Net loss for the period	$(6,837)	$(1,655)	$(13,416)	$(6,907)

Net loss attributable to common stockholders, basic and diluted	(6,837)	(2,890)	(14,507)	(6,232)
Net loss per share attributable to common stockholders, basic and diluted	(0.10)	(0.05)	(0.22)	(0.11)
Weighted-average common stock outstanding, basic	66,138,049	57,500,000	66,138,049	57,500,000
Weighted-average common stock outstanding, diluted	66,138,049	57,500,000	66,138,049	57,500,000

Comprehensive loss:
Net loss	$(6,837)	$(1,655)	$(13,416)	$(6,907)
Foreign currency translation adjustment	512	3,378	(720)	3,274
Comprehensive loss	$(6,325)	$1,723	$(14,136)	$(3,633)

Six Months Ended June 30, 2024 compared to June 30, 2023.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the three and six months ended June, 2024 and 2023 were as follows:

	Three Months Ended June 30
Revenue by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$1,040	$(1,040)	(100)%
Romania	3,754	4,942	(1,188)	(24)%
United States	93	33	60	182%
Total for continuing operations	$3,847	$6,015	$(2,168)	(36)%

Discontinued Operations:
Netherlands	$-	$1,979	$(1,979)	(100)%
Poland	-	3,059	(3,059)	(100)%
Total for discontinued operations	$-	$5,038	$(5,038)	(100)%
Total for the period	$3,847	$11,053	$(7,206)	(65)%

	Six Months Ended June 30
Revenue by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$1,696	$(1,696)	(100)%
Romania	5,839	8,115	(2,276)	(28)%
United States	187	50	137	274%
Total for continuing operations	$6,026	$9,861	$(3,835)	(39)%

Discontinued Operations:
Netherlands	$16	$2,180	$(2,164)	(99)%
Poland	106	4,164	(4,058)	(97)%
Total for discontinued operations	$122	$6,344	$(6,222)	(98)%
Total for the period	$6,148	$16,205	$(10,057)	(62)%

Revenue for continuing operations decreased by $2.2 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a lower volume of Green Certificates being sold in 2024 and lower energy rates obtained for energy production in 2024 in Romania resulting in a 24% drop year-on-year. Additionally, the three months ended June 30, 2023 includes revenues of $1.0 million (16% of total in 2023) generated by the Italian parks which were sold in December 2023.

Revenue for continuing operations decreased by $3.8 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a lower volume of Green Certificates being sold in 2023 and lower energy rates obtained for energy production in 2024 in Romania resulting in a 28% drop year-on-year. Additionally, the six months ended June 30, 2023 includes revenues of $1.7 million (17% of total in 2023) generated by the Italian parks which were sold in December 2023.

Revenue for discontinued operations decreased by $5.0 million for the three months ended June 30, 2024 and $6.2 million for the six months ended June 30, 2024 compared to the same period in 2023 due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively.

	Three Months Ended June 30
Revenue by Offtake Type	2024	2023	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FIT)	$203	$935	$(732)	(78)%
Green Certificates (FIT)	2,021	3,017	(996)	(33)%
Energy Offtake Agreements (PPA)	1,623	2,063	(440)	(21)%
Total for continuing operations	$3,847	$6,015	$(2,168)	(36)%

Discontinued Operations:
Country Renewable Programs (FIT)	$-	$3,063	$(3,063)	(100)%
Guarantees of Origin	-	29	(29)	(100)%
Energy Offtake Agreements (PPA)	-	1,946	(1,946)	(100)%
Total for discontinued operations	$-	$5,038	$(5,038)	(100)%
Total for the period	$3,847	$11,053	$(7,206)	(65)%

	Six Months Ended June 30
Revenue by Offtake Type	2024	2023	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FIT)	$356	$1,484	$(1,128)	(76)%
Green Certificates (FIT)	3,589	4,889	(1,300)	(27)%
Energy Offtake Agreements (PPA)	2,081	3,488	(1,407)	(40)%
Total for continuing operations	$6,026	$9,861	$(3,835)	(39)%

Discontinued Operations:
Country Renewable Programs (FIT)	$46	$3,027	$(2,981)	(98)%
Guarantees of Origin	7	36	(29)	(81)%
Energy Offtake Agreements (PPA)	36	3,281	(3,245)	(99)%
Other Revenue	33	-	33	100%
Total for discontinued operations	$122	$6,344	$(6,222)	(98)%
Total for the period	$6,148	$16,205	$(10,057)	(62)%

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

Cost of revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30
Cost of Revenues by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$217	$(217)	(100)%
Romania	1,635	820	815	99%
United States	9	7	2	29%
Total for continuing operations	$1,644	$1,044	$600	57%

Discontinued Operations:
Netherlands	$-	$190	$(190)	(100)%
Poland	-	1,065	(1,065)	(100)%
Total for discontinued operations	$-	$1,255	$(1,255)	(100)%
Total for the period	$1,644	$2,299	$(655)	(28)%

	Six Months Ended June 30
Cost of Revenues by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$479	$(479)	(100)%
Romania	2,454	1,555	899	58%
United States	24	26	(2)	(8)%
Total for continuing operations	$2,478	$2,060	$418	20%

Discontinued Operations:
Netherlands	$115	$251	$(136)	(54)%
Poland	101	2,001	(1,900)	(95)%
Total for discontinued operations	$216	$2,252	$(2,036)	(90)%
Total for the period	$2,694	$4,312	$(1,618)	(38)%

Cost of revenues for continuing operations increased by $0.6 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to an significant increase in the operational costs for the Romanian park driven by higher costs of energy acquisition for contracted revenues in the period. Approximately 40% of annual Romania revenue is currently under contract at rates which are lower than the prevailing market rates. The company is mitigating this exposure by entering into shorter term contracts with customers. The increase in Romania was slightly offset by a decrease in the Italian parks. The three months ended June 30, 2023 include the costs incurred for the Italian parks which were sold in December 2023. Gross margins were 57% of sales for the three months ended June 30, 2024 compared to 82% for the same period in 2023, mainly due to 24% reduction in revenues and 99% increase cost of revenues in Romania year on year, offset by and exclusion of Italian operating parks that were sold in December 2023.

Cost of revenues for continuing operations increased by $0.4 million for the six months ended June 30, 2024 compared to the same period in 2023 due to an increase in the operational costs for the Romanian park driven by higher costs of energy acquisition for contracted revenues in the period. Approximately 40% of annual Romania revenue is currently under contract at rates which are lower than the prevailing market rates. The company is mitigating this exposure by entering into shorter term contracts with customers. The increase in Romania was slightly offset by a decrease in the Italian parks. The six months ended June 30, 2023 includes the costs incurred for the Italian parks which were sold in December 2023. Gross margins were 58% of sales for the six months ended June 30, 2024, compared to 80% for the same period in 2023, mainly due to a 28% reduction in revenues and 58% increase in cost of revenues in Romania year on year, offset by the exclusion of Italian operating parks that were sold in December 2023.

Cost of revenues for discontinued operations decreased by $1.3 million for the three months ended June 30, 2024 and $2.0 million for the six months ended June 30, 2024 compared to the same period in 2023 due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$3,254	$1,894	$1,360	72%
Total for continuing operations	$3,254	$1,894	$1,360	72%
Total for the period	$3,254	$1,894	$1,360	72%

	Six Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$7,014	$3,624	$3,390	94%
Total for continuing operations	$7,014	$3,624	$3,390	94%
Total for the period	$7,014	$3,624	$3,390	94%

Selling, general and administrative expenses for continuing operations increased by $1.4 million for the three months ended June 30, 2024 compared to the same period in 2023 mainly driven by an increase in compensation related expenses, audit and legal costs along with other costs relating to be listed on Nasdaq, and higher headcount costs associated with supporting business growth.

Selling, general and administrative expenses for continuing operations increased by $3.4 million for the six months ended June 30, 2024 compared to the same period in 2023 mainly driven by an increase in compensation related expenses, audit and legal costs along with other costs relating to be listed on Nasdaq, and higher headcount costs associated with supporting business growth. Management has discontinued certain development activities in Europe and reduced corporate headcount and other operating costs during 2024, resulting in approximately $3 million annual savings that will be reflected in future accounting periods.

There were no selling, general and administrative expenses for discontinued operations for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023.

Development Cost

	Three Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Development Cost	$-	$644	$(644)	(100)%
Total for continuing operations	$-	$644	$(644)	(100)%
Total for the period	$-	$644	$(644)	(100)%

	Six Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Development Cost	$7	$755	$(748)	(99)%
Total for continuing operations	$7	$755	$(748)	(99)%
Total for the period	$7	$755	$(748)	(99)%

Development cost decreased by $0.6 million for the three months ended June 30, 2024 and by $0.7 million for the six months ended June 30, 2024 compared to the same periods in 2023 due to final work performed for projects abandoned for the development of renewable energy projects.

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

There were no development costs for discontinued operations for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$543	$924	$(381)	(41)%
Total for continuing operations	$543	$924	$(381)	(41)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$762	$(762)	(100)%
Total for discontinued operations	$-	$762	$(762)	(100)%
Total for the period	$543	$1,686	$(1,143)	(68)%

	Six Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$1,111	$1,767	$(656)	(37)%
Total for continuing operations	$1,111	$1,767	$(656)	(37)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$180	$1,496	$(1,316)	(88)%
Total for discontinued operations	$180	$1,496	$(1,316)	(88)%
Total for the period	$1,291	$3,263	$(1,972)	(60)%

Depreciation, amortization and accretion expenses for continuing operations decreased by $0.4 million for the three months ended June 30, 2024 compared to the same period in 2023. The three months ended June 30, 2023 include depreciation for the Italian parks which were sold in December 2023.

Depreciation, amortization and accretion expenses for continuing operations decreased by $0.7 million for the six months ended June 30, 2024 compared to the same period in 2023 driven by a drop in depreciation and amortization recognized in Italy. The six months ended June 30, 2023 include depreciation for the Italian parks which were sold in December 2023. The decrease was offset by an increase in the depreciation recognized for smaller asset purchases in other countries.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $0.8 million for the three months ended June 30, 2024 and $1.3 million for the six months ended June 30, 2024 compared to the same period in 2023 due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively.

Gain on Disposal of Assets

	Three Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Discontinued Operations:
Gain on disposal of asset	$-	$-	$-	0%
Costs related to disposal of asset	-	-	-	0%
Total for discontinued operations	$-	$-	$-	0%
Total for the period	$-	$-	$-	0%

	Six Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Discontinued Operations:
Gain on disposal of asset	$3,374	$-	$3,374	100%
Costs related to disposal of asset	(1,209)	-	(1,209)	100%
Total for discontinued operations	$2,165	$-	$2,165	100%
Total for the period	$2,165	$-	$2,165	100%

On January 19, 2024, the Company sold its operating parks in Poland with a carrying value of $55.2 million for $59.4 resulting in a $4.2 million gain partially offset by a $0.9 million loss on sale of assets in the Netherlands. $1.6M of the cash received was held back for a period of 12 months by the seller per the SPA, and recorded as other receivables on the Consolidated Balance Sheet. On February 22, 2024, the Company sold its operating park in the Netherlands with a carrying value of $8.0 million for $7.1 million resulting in a $0.9 million loss. The costs incurred to complete the transaction totaled $1.2 million and are reported together with the disposal of the assets according to ASC 360-10-35-38.

There were no disposal of assets in the three months ended June 30, 2024 and 2023.

Interest Expense, Other Income, and Other Expense

	Three Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Interest expense	$(4,106)	$(4,408)	$302	(7)%
Fair value movement of convertible note and warrant	(182)	-	(182)	100%
Loss on issuance of debt	(948)	-	(948)	100%
Other expense	(7)	-	(7)	100%
Other income	-	9	(9)	(100)%
Total for continuing operations	$(5,243)	$(4,399)	$(844)	(19)%

Discontinued Operations:
Interest income/(expense)	$-	$(1,634)	$1,634	(100)%
Other expense	-	(146)	146	(100)%
Total for discontinued operations	$-	$(1,780)	$1,780	(100)%
Total for the period	$(5,243)	$(6,179)	$936	(15)%

	Six Months Ended June 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Interest expense	$(8,265)	$(7,856)	$(409)	5%
Fair value movement of FPA Asset	(483)	-	(483)	100%
Fair value movement of convertible note and warrant	(182)	-	(182)	100%
Loss on issuance of debt	(948)	-	(948)	100%
Gain on extinguishment of debt	179	-	179	100%
Other expense	(231)	(30)	(201)	670%
Other income	7	-	7	100%
Total for continuing operations	$(9,923)	$(7,886)	$(2,037)	26%

Discontinued Operations:
Interest income/(expense)	$(801)	$(3,125)	$2,324	74%
Other expense	-	(146)	146	(100)%
Total for discontinued operations	$(801)	$(3,271)	$2,470	(76)%
Total for the period	$(10,724)	$(11,157)	$433	(4)%

Total other expenses for continuing operations increased by $0.8 million for the three months ended June 30, 2024 compared to the same period in 2023. Interest costs reduced as a result of the reduction in Solis Bond balance in the first quarter. The Company recorded a loss of $0.9 million on issuance of a $2.2 million convertible note and private placement warrants during the quarter. See Note 5 for additional details.

Total other expenses for continuing operations increased by $2.0 million for the six months ended June 30, 2024 compared to the same period in 2023, due to a $0.5 million reduction in valuation on the Forward Purchase Agreement, a $0.2 million increase in other expenses due to the full write down of intercompany balances with the Netherlands SPV following its disposal in February 2024, a $0.9 million loss on issuance of convertible debt and private placement warrants, a $0.6 million negative movement in fair value on the convertible debt and private warrant issued, and a $0.4 million increase in interest expense. This was partially offset by a $0.2 million gain recognized on the conversion of the Nordic ESG debt to shares in January 2024.

Total other expenses for discontinued operations decreased by $1.8 million for the three months ended June 30, 2024 and by $2.5 million for the six months ended June 30, 2024 compared to the same periods in 2023 due to all operating parks in Poland and the Netherlands being sold on January 19, 2024 and February 21, 2024, respectively.

Net Loss

Net loss for continuing operations increased by $3.9 million for the three months ended June 30, 2024 compared to the same period in 2023. This is primarily due a reduction in revenues of $2.1 million and increase in cost of revenues of $0.6 million, a $1.4 million increase in SG&A expense driven by additional costs associated with being listed on Nasdaq, other expense of $1.1 million as described above. This was partially offset by a decrease in depreciation of $0.4 million due to asset sales, lower development cost of $0.6 million , and lower interest expense of $0.3 million due to lower debt levels.

Net loss for continuing operations increased by $8.3 million for the six months ended June 30, 2024 compared to the same period in 2023. This is primarily due to a $3.8 million reduction in revenues and a $0.4 million increase in the cost of revenues, increased SG&A expense of $3.4 million due to costs associated with being listed on Nasdaq, interest expense of $0.4 million due to penalty interest and other expense of $1.7 million as described above. This was partially offset by a decrease in depreciation of $0.7 million and lower development costs of $0.7 million.

Net loss for discontinued operations decreased by $1.8 million for the six months ended June 30, 2024 compared to the same period in 2023. This is primarily due to a gain of $2.2 million for the sale of the Poland and Rilland solar park in January and February 2024. This was offset by a decrease in revenues of $6.2 million, cost of revenues of $2 million, depreciation of $1.3 million, interest expense of $2.3 million, and other expense of $0.2 million.

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of June 30, 2024 and December 31, 2023:

	As of June 30	As of December 31
	2024	2023
	(in thousands)
Senior Secured Green Bonds	$86,618	$166,122
Senior Secured debt and promissory notes	33,538	32,312
Total debt	120,156	198,434
Less current maturities	(120,156)	(198,434)
Long term debt, net of current maturities	$-	$-

Current Maturities	120,156	198,434
Less current debt discount	(614)	(892)
Current Maturities net of debt discount	119,542	197,542

	As of June 30	As of December 31
	2024	2023
	(in thousands)
Cash and cash equivalents	$1,088	$4,618
Restricted cash	5	19,161
Available capital from continuing operations	$1,093	$23,779

Discontinued operations:
Cash and cash equivalents	$-	$444
Available capital from discontinued operations	-	444

Restricted Cash relates to balances that are in the bank accounts for specific defined purposes and cannot be used for any other undefined purposes. The decrease was related to payments paying down the principal of the Green Bonds. Refer to Footnote 3 – Summary of Significant Accounting Policies for further discussion of restricted cash.

Liquidity Position

Our consolidated financial statements for the three and six months ended June 30, 2024 and for the year ended December 31, 2023 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

In January 2021, one of the Company’s subsidiaries, Solis Bond Company DAC (“Solis”), issued a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments. The bond agreement is for repaying existing facilities of approximately $40 million (€33 million), and funding acquisitions of approximately $87.2 million (€72.0 million). The bonds are secured by Solis’ underlying assets. The Company raised approximately $125.0 million (€110.0 million) in the initial funding. In November 2021, Solis completed an additional issue of $24 million (€20 million). The additional Issue was completed at an issue price of 102% of par value, corresponding to a yield of 5.5%. The Company raised $11.1 million (€10 million) in March 2022 at 97% for an effective yield of 9.5%. In connection with the bond agreement the Company incurred approximately $11.8 million in debt issuance costs. The Company recorded these as a discount on the debt and they are being amortized as interest expense over the contractual period of the bond agreement. As of June 30, 2024 and December 31, 2023, there was $86.6 million and $166.1 million outstanding on the Bond, respectively.

As of June 30, 2024, Solis was in breach of the three financial covenants under Solis’ Bond terms: (i) the minimum Liquidity Covenant that requires the higher of €5.5 million or 5% of the outstanding Nominal Amount, (ii) the minimum Equity Ratio covenant of 25%, and (iii) the Leverage Ratio of NIBD/EBITDA to not be higher than 6.5 times for the year ended December 2021, 6.0 times for the year ended December 31, 2022 and 5.5 times for the period ending on the maturity date of the Bond. The Solis Bond carries a 3 months EURIBOR plus 6.5% per annum interest rate, and has quarterly interest payments, with a bullet payment to be paid on the Maturity Date. The Solis Bond is senior secured through a first priority pledge on the shares of Solis and its subsidiaries, a parent guarantee from Alternus Energy Group Plc, and a first priority assignment over any intercompany loans. Additionally, Solis bondholders hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR. 10 million should ts not be fully repaid by the Maturity Date.

Additionally, because Solis was unable to fully repay the Solis Bonds by September 30, 2023, Solis’ bondholders have the right to immediately transfer ownership of Solis and all of its subsidiaries to the bondholders and proceed to sell Solis’ assets to recoup the full amount owed to the bondholders, which as of March 31, 2024 is currently €80.8 million (approximately $86.6 million). If the ownership of Solis and all of its subsidiaries were to be transferred to the Solis bondholders, the majority of the Company’s operating assets and related revenues and EBIDTA would be eliminated.

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

On May 6, 2024, we received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “ALCE.” In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until November 4, 2024, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending November 4, 2024. The Company believes that it can also regain compliance by meeting the continued listing standard of a minimum stockholders’ equity of at least $2.5 million. If the Company does not regain compliance by November 4, 2024, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Hearings Panel. The Company intends to actively monitor the Company’s MVLS between now and November 4, 2024 and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. As of the date of this report this loan is in default, however management is in active discussions with the lender to renegotiate the terms. Due to these addendums, $1.6 million of interest was recognized in the six months ended June 30, 2024. The Company had principal outstanding of $10.7 million and $11.0 million as of June 30, 2024 and December 31, 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.5% and an original maturity date of June 29, 2023. On January 26, 2024, the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. As of the date of this report this loan is currently in default. Management is in active discussions with the lender to renegotiate the terms. The Company had principal outstanding of $5.4 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.5% and due May 31, 2024. This note had a principal outstanding balance of $717 thousand as of June 30, 2024 and December 31, 2023, respectively. On July 2, 2024, management renegotiated the terms with the lender to a revised interest rate of 11% and to extend the maturity date to November 30, 2024.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. The project is expected to start operating in Q1 2026. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of June 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ’Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024 the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. This note had a principal outstanding balance of $3.2 million as of June 30, 2024 and December 31, 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025 and the principal amount was increased to $3.6 million. In March 2024, the Company began accruing interest at a rate of 10%. Additionally, on February 5, 2024 the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86 thousand. The Company had a principal outstanding balance of $1.8 million as of June 30, 2024 and $3.2 million as of December 31, 2023. As of the date of this report this loan is currently in default. Management is in active discussions with the lender to further extend the note.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of June 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024.

For the year ended December 31, 2023, 225,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $5 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. The Company had a principal outstanding balance of $1.4 million as of June 30, 2024 and $1.6 million as of December 31, 2023. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

In December 2023, as part of the Business Combination, the Company assumed an existing loan balance of $1.6 million with a 0% interest rate until perpetuity as part of the Business Combination with Clean Earth. The Company had a principal outstanding balance of $1.4 million as of June 30, 2024 and $1.6 million as of December 31, 2023.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note with a 10% interest maturing in March 2025 as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 1,320,000 shares of restricted common stock.

For the year ended December 31, 2023, 225,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $5 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. The Company had a principal outstanding balance of $1.4 million as of June 30, 2024 and $1.6 million as of December 31, 2023. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

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

On April 19, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount and a warrant to purchase up to 2,411,088 shares of the Company’s common stock, at an exercise price of $0.48 per share. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025 bears interest at 7% per annum and ranks senior to the Company’s existing and future unsecured indebtedness.

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

For the six months ending June 30, 2024 and 2023, the Company incurred operating lease expenses from continuing operations of $131 thousand and $100 thousand, respectively. The following table summarizes the Company’s future minimum contractual operating lease payments as of June 30, 2024.

Maturities of lease liabilities as of June 30, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2024 Jul 1 – Dec 31	$118
2025	238
2026	244
2027	250
2028	219
Thereafter	2,009
Total lease payments	3,078
Less imputed interest	(1,711)
Total	$1,367

The Company had no finance leases as of June 30, 2024.

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

For the Six Months Ended June 30, 2024 compared to June 30, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
	2024	2023	Change ($)
	(in thousands)
Net cash provided by (used in) operating activities	(6,887)	2,162	(9,049)
Net cash provided by (used in) operating activities – Discontinued Operations	(2,064)	2,508	(4,572)

Net cash provided by (used in) investing activities	62,048	(2,166)	64,214
Net cash provided by (used in) investing activities – Discontinued Operations	-	(37)	37

Net cash provided by (used in) financing activities	(72,770)	(3,637)	(69,133)
Net cash provided by (used in) financing activities – Discontinued Operations	(3,121)	2,824	(5,945)

Effect of exchange rate on cash	(676)	28	(704)

Net Cash Used in Operating Activities

Net cash used in continuing operating activities for the six months ended June 30, 2024 compared to 2023 increased by $9.1 million. The increase of $8.3 million in 2024 was primarily driven by an increase in selling, general, and administrative expenses, an increase in cost of revenues, and a decrease in revenues in the first six months of 2024. The remaining increase was a result of the normal fluctuations of receivables and payables over the normal course of business operations.

Net cash used in discontinued operating activities for the six months ended June 30, 2024 compared to 2023 increased by $4.6 million. The net income increased by $3.0 million primarily driven by the gain on the sale of the Polish parks offset by the reclassification of Solis bond interest expense to discontinued operations that covers the portion of the Poland and Netherlands parks before they were sold.

Net Cash Used in Investing Activities

Net cash provided by continuing investing activities for the six months ended June 30, 2024 compared to 2023 increased by $64.2 million. This was a result of the cash received for the sale of the Polish parks of $59.4 million and from the sale of the Netherlands park of $7.1 million.

Net cash used in discontinued investing activities for the six months ended June 30, 2024 compared to 2023 decreased by $37 thousand. This was a result of the derecognition of a small, miscellaneous project in Poland.

Net Cash Provided by Financing Activities

Net cash used in continuing financing activities for the six months ended June 30, 2024 compared to 2023 increased by $69.1 million mainly driven by the $75.2 million payment made towards the Solis bond principal balance.

Net cash used in discontinued financing activities for the six months ended June 30, 2024 compared to 2023 increased by $5.9 million due to related party transaction activity with parent company in 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2023 Alternus received notice that Solartechnik filed an arbitration claim against Alternus Energy Group PLC, Solis Bond Company DAC and ALT POL HC 01 SP. Z.o.o. in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.8 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $6.8 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees and interest that are also alleged by Solartechnik as owed, but at the time of filing this report we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The Company is vigorously itself in this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

●	On January 11, 2024, we issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note.

●	On January 23, 2024 we issued 81,301 shares of restricted common stock valued at $1.01 per share to Outside the Box Capital Inc. in exchange for services.

●	On February 5, 2024 we issued to SCM Tech, LLC warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5-year term and fair value of $86,000.

●	On February 20, 2024 we issued 100,000 shares of restricted common stock valued at $0.35 per share to Moneta Advisory Partners, LLC in exchange for services.

●	On March 19, 2024 we issued 225,000 shares of restricted common stock valued at $0.47 per share to SPAC Sponsor Capital Access.

●	On April 19, 2024, the Company issued (a) a senior convertible note in the principal amount of $2,160,000, bearing an eight percent (8.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 2,411,088 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $0.480 per share (the “Exercise Price”). We also issued a warrant to purchase 241,109 shares of common stock with an exercise price of $0.527 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction.

●	On May 8, 2024, we issued 330,000 shares of restricted common stock valued at $0.35 per share to a third-party consultant in exchange for services.

●	On May 8, 2024 we issued 100,000 shares of restricted common stock valued at $0.35 per share to a third-party consultant in exchange for services.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
1.1	Form of Placement Agency Agreement by and between the Company and the Placement Agent (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
3.1	Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023
3.2	Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
4.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
4.2	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
10.1	Form of Securities Purchase Agreement, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
10.2	Form of Registration Rights Agreement, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 23, 2024.
10.4	Membership Interest Purchase and Sale Agreement by and between the Company and C2 dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on May 1, 2024.
10.5	Heads of Terms for Joint Business Venture by and between the Company and Hover Energy LLC dated August 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on August 13, 2024.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2024	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 19, 2024.

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