Form 10-Q
period 2024-09-30
Alternus Clean Energy, Inc.
filed 2024-11-19
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000 New York, NY 10004	(212) 739-0727
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	The Nasdaq Stock Market LLC

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

As of November 19, 2024, the registrant had a total of 4,369,280 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to confirm these statements to actual results or revised expectations.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	As of September 30	As of December 31
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$290	$4,042
Accounts receivable, net	21	3
Prepaid expenses and other current assets	1,663	2,634
Taxes recoverable	488	444
Current discontinued assets held for sale	56,209	151,791
Total Current Assets	58,671	158,914

Property and equipment, net	23,819	17,539
Right of use asset	1,095	1,134
Other receivable	1,000	1,483
Capitalized development cost and other long-term assets, net	7,691	6,216
Total Assets	$92,276	$185,286

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,230	$3,590
Accrued liabilities	14,472	15,042
Taxes payable	13	13
Operating lease liability	141	128
Convertible and non-convertible promissory notes, net of debt issuance costs	31,212	31,587
Convertible Note measured at fair value	1,542	-
Warrant Liability	509	-
Due to affiliate	362	-
Current discontinued liabilities held for sale	115,411	197,078
Total Current Liabilities	173,892	247,438

Operating lease liability, net of current portion	1,072	1,102
Total Liabilities	174,964	248,540

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of September 30, 2024 and December 31, 2023. zero issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Common stock, $0.0001 par value, 300,000,000 authorized as of September 30, 2024 and 150,000,000 authorized as of December 31, 2023; 3,491,523 issued and outstanding as of September 30, 2024 and 2,876,215 issued and outstanding as of December 31, 2023.	9	7
Additional paid in capital	30,303	27,874
Foreign currency translation reserve	(6,303)	(2,924)
Accumulated deficit	(106,697)	(88,211)
Total Shareholders’ Deficit	(82,688)	(63,254)
Total Liabilities and Shareholders’ Deficit	$92,276	$185,286

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues	$93	$1,261	$280	$3,007

Operating Expenses
Cost of revenues	(47)	(291)	(71)	(796)
Selling, general and administrative	(1,524)	(872)	(7,204)	(2,984)
Depreciation, amortization, and accretion	(52)	(444)	(175)	(1,328)
Development Costs	(741)	-	(748)	(335)
Total operating expenses	(2,364)	(1,607)	(8,198)	(5,443)

Income/(loss) from operations	(2,271)	(346)	(7,918)	(2,436)

Other income/(expense):
Interest expense	(1,572)	(1,737)	(4,854)	(2,859)
Fair value movement of FPA Asset	-	-	(483)	-
Fair value movement of convertible debt and warrant	1,079	-	898	-
Loss on issuance of debt	-	-	(948)	-
Gain on extinguishment of debt	-	-	179	-
Other expense	-	-	(8)	(24)
Other income	64	-	67	-
Total other expenses	(429)	(1,737)	(5,149)	(2,883)
Loss before provision for income taxes	(2,700)	(2,083)	(13,067)	(5,319)
Income taxes	-	-	-	-
Net loss from continuing operations	(2,700)	(2,083)	(13,067)	(5,319)

Discontinued operations:
Gain/(loss) from operations of discontinued business component	(1,735)	(12,349)	(6,950)	(16,020)
Gain/(loss) on sale of discontinued business components	(635)	-	1,531	-
Income tax	-	(161)	-	(161)
Net income/(loss) from discontinued operations	(2,370)	(12,510)	(5,419)	(16,181)
Net loss for the period	$(5,070)	$(14,593)	$(18,486)	$(21,500)

Net loss from continuing operations attributable to common stockholders, basic and diluted	(2,700)	(2,083)	(13,067)	(5,319)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	(0.82)	(0.91)	(3.95)	(2.31)
Weighted-average common stock outstanding, basic & diluted	3,311,194	2,300,000	3,311,194	2,300,000

Comprehensive loss:
Net loss	$(5,070)	$(14,593)	$(18,486)	$(21,500)
Foreign currency translation adjustment	(2,659)	(2,474)	(3,379)	800
Comprehensive income/(loss)	$(7,729)	$(17,067)	$(21,865)	$(20,700)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity/(Deficit)
Balance at June 30, 2023	-	$-	2,300,000	$6	$19,853	$(364)	$(25,654)	$(6,159)
Distribution to stockholder	-	-	-	-	(7,249)	-	-	(7,249)
Contribution from stockholder	-	-	-	-	5,948	-	-	5,948
Foreign currency translation adjustment	-	-	-	-	-	(2,474)	-	(2,474)
Net Loss	-	-	-	-	-	-	(14,593)	(14,593)
Balance at September 30, 2023	-	$-	2,300,000	$6	$18,552	$(2,838)	$(40,247)	$(24,527)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at June 30, 2024	-	$-	3,273,067	$8	$28,195	$(3,644)	$(101,627)	$(77,068)
Conversion of Debt	-	-	18,456	-	108	-	-	108
Shares Issued for Joint Venture Agreement	-	-	200,000	1	2,000	-	-	2,001
Foreign currency translation adjustment	-	-	-	-	-	(2,659)	-	(2,659)
Net Loss	-	-	-	-	-	-	(5,070)	(5,070)
Balance at September 30, 2024	-	$-	3,491,523	$9	$30,303	$(6,303)	$(106,697)	$(82,688)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2023	-	$-	2,300,000	$6	$19,797	$(3,638)	$(18,747)	$(2,582)
Distribution to stockholder	-	-	-	-	(16,075)	-	-	(16,075)
Contribution from stockholder	-	-	-	-	14,830	-	-	14,830
Foreign currency translation adjustment	-	-	-	-	-	800	-	800
Net Loss	-	-	-	-	-	-	(21,500)	(21,500)
Balance at September 30, 2023	-	$-	2,300,000	$6	$18,552	$(2,838)	$(40,247)	$(24,527)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2024	-	$-	2,876,215	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	319,600	1	9,657	-	-	9,658
Conversion of Debt	-	-	71,256	-	1,137	-	-	1,137
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	24,452	-	268	-	-	268
Shares Issued for Joint Venture Agreement	-	-	200,000	1	2,000	-	-	2,001
Foreign currency translation adjustment	-	-	-	-	-	(3,379)	-	(3,379)
Net Loss	-	-	-	-	-	-	(18,486)	(18,486)
Balance at September 30, 2024	-	$-	3,491,523	$9	$30,303	$(6,303)	$(106,697)	$(82,688)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss from continuing operations	$(13,067)	$(5,319)
Adjustments to reconcile net (loss) to net cash provided/(used in) operations:
Depreciation, amortization and accretion	175	1,328
Amortization of debt discount	1,767	382
Development costs	748	335
Credit loss expense	2	-
Share-based compensation to third parties	268	-
Gain/(loss) on foreign currency exchange rates	(119)	(957)
Fair value movement of FPA Asset	483	-
Fair value movement of convertible debt	(603)	-
Fair value movement in warrant liability	(295)	-
Loss on issuance of debt	948	-
Gain on extinguishment of debt	(179)	-
Loss on disposal of asset	1,378	-
Non-cash operating lease assets	23	67
Changes in assets and liabilities:
Accounts receivable and other short-term receivables	2,000	207
Prepaid expenses and other assets	(31)	(4,680)
Accounts payable	4,595	1,194
Accrued liabilities	(121)	5,212
Operating lease liabilities	(23)	(36)
Payable to affiliate	231	-
Net Cash provided by (used in) Operating Activities	$(1,820)	$(2,267)
Net Cash provided by (used in) Operating Activities - Discontinued Operations	$(4,579)	$(6,982)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,504)	(2,087)
Capitalized cost	(177)	(2,980)
Construction in process	(4,863)	(5,274)
Net Cash provided by (used in) Investing Activities	$(6,544)	$(10,341)
Net Cash provided by (used in) Investing Activities - Discontinued Operations	$69,019	$(179)

Cash Flows from Financing Activities:
Proceeds from debt	3,229	9,753
Debt issuance cost	-	(918)
Payments of debt principal	(2,471)	(150)
Proceeds from issuance of share capital	26	-
Repayments of shareholder loans	(120)	-
Distributions to parent	-	(10,679)
Contributions from parent	-	8,554
Net Cash provided by (used in) Financing Activities	$664	$6,560
Net Cash provided by (used in) Financing Activities - Discontinued Operations	$(80,422)	$13,489

Effect of exchange rate on cash	124	(79)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,558)	$201
Cash, cash equivalents, and restricted cash beginning of the period	24,563	7,747
Cash, cash equivalents, and restricted cash end of the period	$1,005	$7,948

Cash Reconciliation
Cash and cash equivalents (of which $710k is discontinued operations)	1,000	2,921
Restricted cash – discontinued operations	5	5,027
Cash, cash equivalents, and restricted cash end of the period	$1,005	$7,948

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of 3,888 and 155 respectively)	3,197	4,117
Taxes	521	1,114
Non-cash financing activities:
Shares issued for settlement of debt	9,836	-
Shares issued for conversion of debt	1,137	-
Shares issued for stock compensation to third parties	268	-
Shares issued for joint venture	2,000	-

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Formation

Alternus Clean Energy, Inc. (the “Company”) was incorporated in Delaware on May 14, 2021 and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued and transferred 2,300,000 shares of common stock of Clean Earth, par value $0.0025 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

Clean Earth’s only pre-combination assets were cash and investments, and the SPAC did not meet the definition of a business in accordance with U.S. GAAP. Therefore, the substance of the transaction was a recapitalization of the target (AEG) rather than a business combination or an asset acquisition. In such a situation, the transaction is accounted for as though the target issued its equity for the net assets of the SPAC and, since a business combination has not occurred, no goodwill or intangible assets would be recorded. As such, AEG is considered the accounting acquirer, and these consolidated financial statements represent a continuation of AEG’s financial statements. The assets and liabilities of AEG are presented at their historical carrying values.

Alternus Clean Energy Inc. is a holding company that operates through the following forty-six operating subsidiaries as of September 30, 2024:

Subsidiary	Principal Activity	Date Acquired / Established	ALCE Ownership	Country of Operations
Power Clouds S.r.l.	SPV	31 March 2015	Solis Bond Company DAC	Romania
F.R.A.N. Energy Investment S.r.l.	SPV	31 March 2015	Solis Bond Company DAC	Romania
PC-Italia-01 S.r.l.	Sub-Holding SPV	15 May 2015	AEG MH 02 Limited	Italy
PC-Italia-03 S.r.l.	SPV	1 July 2020	AEG MH 02 Limited	Italy
PC-Italia-04 S.r.l.	SPV	15 July 2020	AEG MH 02 Limited	Italy
Solis Bond Company DAC	Holding Company	16 October 2020	AEG JD 03 Limited	Ireland
ALT US 03, LLC	Holding Company	4 May 2022	Alternus Energy Americas Inc.	USA
Alternus Energy Americas Inc.	Holding Company	10 May 2021	Alternus Clean Energy Inc	USA
LJG Green Source Energy Beta S.r.l.	SPV	29 July 2021	Solis Bond Company DAC	Romania
Ecosfer Energy S.r.l.	SPV	30 July 2021	Solis Bond Company DAC	Romania
Lucas EST S.r.l.	SPV	30 July 2021	Solis Bond Company DAC	Romania
Risorse Solari I S.r.l.	SPV	28 September 2019	AEG MH 02 Limited	Italy
Risorse Solari III S.r.l.	SPV	3 August 2021	AEG MH 02 Limited	Italy
Alternus Iberia S.L.	SPV	4 August 2021	AEG MH 02 Limited	Spain
AED Italia-01 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-02 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-03 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-04 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-05 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
ALT US 01 LLC	SPV	6 December 2021	Alternus Energy Americas Inc.	USA
AEG MH 01 Limited	Holding Company	8 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
AEG MH 02 Limited	Holding Company	8 March 2022	AEG JD 03 Limited	Ireland
ALT US 02 LLC	Holding Company	8 March 2022	Alternus Energy Americas Inc.	USA
AEG JD 01 Limited	Holding Company	16 March 2022	AEG MH 03 Limited	Ireland
Alternus Europe Limited (f/k/a AEG JD 03 Limited)	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
Alt Spain 03, S.L.U.	SPV	31 May 2022	Alt Spain Holdco S.L.	Spain
AEG MH 03 Limited	Holding Company	10 June 2022	AEG MH 01 Limited	Ireland
Lightwave Renewables, LLC	SPV	29 June 2022	ALT US 02 LLC	USA
Alt Spain Holdco, S.L.U.	Holding Company	Acquired 14 July 2022	AEG MH 02 Limited	Spain
AED Italia-06 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-07 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-08 S.r.l.	SPV	5 August 2022	AEG MH 02 Limited	Italy
ALT US 04 LLC	Holding Company	14 September 2022	Alternus Energy Americas Inc.	USA
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Clean Energy Inc.	Luxembourg
Alt Spain 04, S.L.U.	SPV	May 2022	Alt Spain Holdco, S.L.U.	Spain
River Song Solar, LLC	SPV	December 2022	ALT US 07, LLC	USA
Walking Horse Solar, LLC	SPV	March 2023	ALT US 03, LLC	USA
New Frog Projects S.L.	SPV	July 2023	Alt Spain HoldCo S.L.U.	Spain
Dancing Horse, LLC	SPV	July 2023	ALT US 04, LLC	USA
Alt Alliance LLC	Holding Company	September 2023	Alternus Energy Americas Inc.	USA
ALT US 05 LLC	Holding Company	September 2023	Alternus Energy Americas Inc.	USA
ALT US 06 LLC	Holding Company	October 2023	Alternus Energy Americas Inc.	USA
ALT US 07 LLC	Holding Company	November 2023	Alternus Energy Americas Inc.	USA
AEG MH 04 Limited	Holding Company	January 2024	AEG MH 04 Limited	Ireland
ALT US 08 LLC	Holding Company	January 2024	Alternus Energy Americas Inc.	USA
ALT US AM LLC	Holding Company	March 2024	Alternus Energy Americas Inc.	USA

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended September 30, 2024, the Company had net loss from continuing operations of ($13.1) million and a net loss of ($5.3) million for the nine months ended September 30, 2024 and 2023. The Company had total shareholders’ equity/(deficit) of ($82.7) million as of September 30, 2024 and ($63.3) million as of December 31, 2023. $290 thousand of unrestricted cash on hand as of September 30, 2024 and $4 million as of December 31, 2023.

Our operating revenues are insufficient to fund our operations, and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back, or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.

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

On October 3, 2024, because Solis was unable to fully repay the Solis Bonds, the Company sold Solis and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. As a result of the sale, the Company eliminated approximately $115 million in debt and payables related to Solis activities and improved shareholders equity by approximately $59 million. Solis accounted for 98% of group revenues for the nine months ended September 30, 2024. Solis bondholders continue to hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to €10 million, and such assets will be divested to ensure repayment of up to €10 million should it not be fully repaid by the Maturity Date.

On March 20, 2024, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC therein stating that for the 32 consecutive business day period between February 2, 2024 through March 19, 2024, the Common Stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until September 16, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. The Company, on September 19, 2024, received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the eligibility for a second 180-day compliance period. The Company further to same, requested an appeal of the Staff’s determination on September 26, 2024, and recently effected the 2024 Reverse Stock Split on October 11, 2024. The Company regained compliance with the Bid Price Rule on October 28, 2024, but there can be no assurance that the Company will maintain compliance with any of the other Nasdaq continued listing requirements.

On May 6, 2024, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “ALCE.” In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until November 4, 2024, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending November 4, 2024. The Company had not regained compliance by November 4, 2024, and the Nasdaq staff provided written notice to the Company that its securities are subject to delisting. See the Subsequent Events Footnote for more information. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

The Company is currently working on several processes to address the going concern issue. The Company is working with shareholders, investment funds and multiple global banks and funds to secure necessary project financing to execute our transatlantic business plan.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the financial statements and related disclosures.

4. Business Combination

As discussed in Note 1 – Organization and Formation, on December 22, 2023, Clean Earth Acquisitions Corp. (“CLIN”), Alternus Energy Group Plc (“AEG”) and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) completed the Business Combination. Upon the Closing of the Business Combination, the following occurred:

●	In connection with the Business Combination, AEG transferred to CLIN all issued and outstanding AEG interests in certain of its subsidiaries (the “Acquired Subsidiaries”) in exchange for the issuance by CLIN at the Closing of 2,300,000 shares of common stock of CLIN. At Closing, CLIN changed its name to Alternus Clean Energy, Inc. (“ALCE” or the “Company”).

●	In connection with the Business Combination, 920,000 rights to receive one-tenth (1/10) of one share of Class A common stock was exchanged for 92,000 shares of the Company’s common stock.

●	In addition to shares issued to AEG noted above, 9,000 shares of Common Stock were issued at Closing to the Sponsor to settle a CLIN convertible promissory note held by the Sponsor at Closing.

●	Each share of CLIN Class A common stock held by the CLIN Sponsor prior to the closing of the Business Combination, which totaled 342,267 shares, was exchanged for, on a one-for-one basis for shares of the Company’s Common Stock.

●	Each share of CLIN common stock subject to possible redemption that was not redeemed prior to the closing of the Business Combination, which totaled 5,086 shares, was exchanged for, on a one-for-one basis for shares of the Company’s Common Stock.

●	In connection with the Business Combination, an investor that provided the Company funding through a promissory note, was due to receive warrants to purchase 12,000 shares of Common Stock at an exercise price of $0.25 per share and warrants to purchase 4,000 shares of Common Stock at an exercise price of $287.50 per share pursuant to the Secured Promissory Note Agreement dated October 3, 2023. Upon closing of the Business Combination, the investor received those warrants.

●	In connection with the Business Combination, CLIN entered into a Forward Purchase Agreement (the “FPA”) with certain accredited investors (the “FPA Investors”) that gave the FPA Investors the right, but not an obligation, to purchase up to 111,862 shares of CLIN’s common stock. Of the 111,862 shares, the FPA Investors purchased 52,013 shares of Common Stock and the Company issued an aggregate of 59,849 shares of the Company’s common stock pursuant to the FPA.

●	The proceeds received by the Company from the Business Combination, net of the FPA and transaction costs, totaled $5.1 million.

The following table presents the total Common Stock outstanding immediately after the closing of the Business Combination:

Number of Shares
Exchange of CLIN common stock subject to possible redemption that was not redeemed for Alternus Clean Energy Inc. common stock	5,086
Exchange of public share rights held by CLIN shareholders for Alternus Clean Energy Inc. common stock	92,000
Issuance of Alternus Clean Energy, Inc. common stock to promissory note holders	16,000
Exchange of CLIN Class A common stock held by CLIN Sponsor for Alternus Clean Energy Inc. common stock	342,267
Subtotal - Business Combination, net of redemptions	455,353
Issuance of shares under the FPA	59,849
Shares purchased by the accredited investor under the FPA	52,013
Issuance of Alternus Clean Energy Inc. common stock to Alternus Energy Group Plc. on the Closing Date	2,300,000
Issuance of Alternus Clean Energy Inc. common stock to the CLIN Sponsor as a holder of CLIN convertible notes on the Closing Date	9,000
Total – Alternus Clean Energy Inc. common stock outstanding as a result of the Business Combination, FPA, exchange of Acquired Subsidiaries’ shares for shares of Alternus Clean Energy Inc. and issuance of Alternus Clean Energy Inc. common stock the holder of CLIN convertible notes.	2,876,215

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

As of September 30, 2024, the Forward Purchase Agreement value was $0, as presented below:

Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement	-	-	-	-
Total	$-	$-	$-	$-

As of September 30, 2024, the summary of the fair value instruments held by the Company were as follows, in thousands:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement			-	-
Convertible Loan Note	-	-	1,542	1,542
Warrant Liability	-	-	509	509
Total	$-	$-	$2,051	$2,051

Forward Purchase Agreement

On December 3, 2023, the Company entered into an agreement with (i) Meteora Capital Partners, LP, (ii) Meteora Select Trading Opportunities Master, LP, and (iii) Meteora Strategic Capital, LLC (collectively “Meteora”) for OTC Equity Prepaid Forward Transactions (the “FPA”). The purpose of the FPA was to decrease the number of redemptions in connection with the Company’s Special Meeting and potentially increase the working capital available to the Company following the Business Combination.

Pursuant to the terms of the FPA, Meteora purchased 111,862 (the “Purchased Amount”) shares of common stock concurrently with the Business Combination Closing pursuant to Meteora’s FPA Funding Amount PIPE Subscription Agreement, less the 52,013 shares of common stock separately purchased from third parties through a broker in the open market (“Recycled Shares”). Following the consummation of the Business Combination, Meteora delivered a Pricing Date Notice dated December 10, 2023, which included 52,013 Recycled Shares, 59,849 additional shares and 111,862 total number of shares. The FPA provides for a prepayment shortfall in an amount in U.S. dollars equal to $500,000. Meteora in its sole discretion may sell Recycled Shares at any time following the Trade Date at prices (i) at or above $250.00 during the first three months following the Closing Date and (ii) at any sales price thereafter, without payment by Meteora of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Prepayment Shortfall. The number of shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the FPA with respect to such shares as described under “Optional Early Termination” in the FPA. The reset price is set at $250.00. Commencing from June 22, 2024, the reset price is subject to reduction upon the occurrence of a Dilutive Offering.

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

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of September 30, 2024, in thousands:

Forward Purchase Agreement
Balance at January 1, 2023	$-
Recognition of Forward Purchase Agreement Asset	17,125
Change in fair value	(16,642)
Balance at December 31, 2023	483
Change in fair value	(483)
Balance at March 31, 2024	-
Change in fair value	-
Balance at June 30, 2024	-
Change in fair value	-
Balance at September 30, 2024	$-

The Company measures forward purchase agreement using a Monte Carlo simulation valuation model using the following assumptions as of September 30, 2024:

Forward Purchase Agreement
Risk-free rate	3.64%
Underlying stock price	$9.25
Expected volatility	50%
Term	2.23 years
Dividend yield	0%

Convertible Loan Note & Private Placement Warrants

On April 19, 2024, the Company issued to an accredited investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount, and a warrant to purchase up to 96,444 shares of the Company’s common stock at an exercise price of $12 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 9,644 shares of common stock with an exercise price of $13.18 per share for their role as placement agent.

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

The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price equal to $12 (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $1.75 per share (the “Floor Price”), a limitation required by the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”), and certain exceptions upon any subsequent transaction at a price lower than the Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events.

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

The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”, which is equal to 640,293 shares of Common Stock, subject to adjustment as described in the Purchase Agreement), unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap.

The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance.

Management considered the guidance from ASC 825-10-15-4, noting that an entity may elect the fair value option for “a recognized financial liability” that is not “a firm commitment that would otherwise not be recognized at inception”. As the Convertible Note is an outstanding loan (a “recognized financial liability”), and this financial liability would need to be recognized at inception, the Convertible Note meets the criteria for the fair value option under this guidance. The Convertible Notes have a principal value of $2,160,000 and were issued at an 8% discount, thus the Convertible Notes resulted in gross cash proceeds of $2,000,000 prior to any other fees paid to the lender. The issuance of a warrant to the lender further increases the discount on this debt. As the Convertible Notes were issued at a discount, and not a premium, they are eligible for the fair value option. Management identified various features that would likely require separate accounting as derivatives if the fair value option were not taken; specifically, the various features that allow the Company or counterparty to settle the debt for a quantity of shares that is calculated as a percentage of VWAP. Even if no bifurcated features were identified, the Company would still be eligible for the fair value option under ASC 825. Accordingly, the Company elected the fair value option.

On August 1, 2024, the Company issued 8,262 shares of unrestricted common stock valued at $6.65 per share in exchange for the conversion of $54,958.33 worth of the Convertible Note issued on April 19, 2024.

On September 3, 2024 we issued 10,194 shares of unrestricted common stock valued at $5.32 per share in exchange for the conversion of $54,265.09 worth of the Convertible Note issued on April 19, 2024.

The remaining unpaid principal as of September 30, 2024 amounted to $2,060,000.

The Company measures the convertible loan and private placement warrants using a Monte Carlo simulation valuation model using the following assumptions as of September 30, 2024:

	Convertible Loan Note	Warrant Liability
Risk-free rate	3.58%	3.58%
Underlying stock price	$4.25	$4.25
Expected volatility	50%	50%
Term	0.6 years	5.1 years
Dividend yield	0%	0%

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of September 30, 2024, in thousand:

Convertible Note
Issuance of convertible loan note at April 19, 2024	$-
Fair value of convertible loan note	2,144
Balance at April 19, 2024	2,144
Change in fair value	176
Balance at June 30, 2024	2,321
Change in fair value	(779)
Balance at September 30, 2024	$1,542
Principal Balance as of September 30, 2024	$2,060

Warrant Liability
Issuance of convertible loan note & placement warrants at April 19, 2024	$-
Fair value of warrant liability	803
Balance at April 19, 2024	803
Change in fair value	5
Balance at June 30, 2024	808
Change in fair value	$(299)
Balance at September 30, 2024	$509

6. Accounts Receivable

Accounts receivable relate to amounts due from customers for services that have been performed and invoices that have been sent. Accounts receivables and unbilled energy incentives consist of the following:

	September 30	December 31
	2024	2023
	(in thousands)
Accounts receivable	$21	$3
Total	$21	$3

The allowance for credit losses was $9 thousand as of September 30, 2024 and $7 thousand as of December 31, 2023.

7. Prepaid Expenses and Other Current Assets

Prepaid and other current assets generally consist of amounts paid to vendors for services that have not yet been performed and consist of the following:

	September 30	December 31
	2024	2023
	(in thousands)
Prepaid expenses and other current assets	$1,591	$2,552
Other receivable	72	82
Total	$1,663	$2,634

8. Property and Equipment, Net

The components of property and equipment, net were as follows at September 30, 2024 and December 31, 2023:

	September 30	December 31
	2024	2023
	(in thousands)
Solar energy facilities	$6,615	$5,134
Software and computers	23	-
Furniture and fixtures	48	48
Vehicles owned	35	-
Construction in progress	17,314	12,420
Total property and equipment	24,035	17,602
Less: Accumulated depreciation	(216)	(63)
Total	$23,819	$17,539

Construction in progress refers to projects that have been secured and are currently under construction. As of September 30, 2024, the Company has active construction projects in the U.S. of $14.4 million and in Europe of $2.9 million.

9. Capitalized development cost and other long-term assets

Capitalized development costs are amounts paid to vendors that are related to the purchase and construction of solar energy facilities. Other receivables consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Capitalized cost and other long-term assets consisted of the following:

	September 30	December 31
	2024	2023
	(in thousands)
Capitalized development cost	$7,691	$6,216
Other receivables	1,000	1,483
Total	$8,691	$7,699

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

Capitalized Development Costs as of September 30, 2024 consist of $3.7 million of active development in the U.S. and $4 million across Europe.

Other Receivables as of September 30, 2024 relates to a security deposit of $1.0 million in relation to the Power Purchase Agreement for a development project in Tennessee.

10. Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest in debt not paid in the nine months ended September 30, 2024 and in the year ended December 31, 2023. Accrued liabilities consist of the following:

	September 30	December 31
	2024	2023
	(in thousands)
Accrued legal	$439	$1,798
Accrued interest	9,159	3,482
Accrued financing cost	3,628	3,537
Accrued construction expense	363	2,134
Accrued transaction cost - business combination	83	1,527
Accrued audit fees	150	800
Accrued payroll	146	100
Other accrued expenses	504	1,664
Total	$14,472	$15,042

11. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following:

	September 30	December 31
	2024	2023
	(in thousands)
Taxes recoverable	$488	$444
Less: Taxes payable	(13)	(13)
Total	$475	$431

12. Green Bonds, Convertible and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as September 30, 2024 and December 31, 2023:

	As of September 30	As of December 31
	2024	2023
	(in thousands)
Convertible debt, secured	$2,020	$-
Senior Secured debt and promissory notes secured	31,514	32,312
Total debt	33,534	32,312
Less current maturities	(33,534)	(32,312)
Long term debt, net of current maturities	$-	$-

Current Maturities	$33,534	$32,312
Less unamortized debt discount	(322)	(725)
Current Maturities net of debt discount	$33,212	$31,587

The Company incurred debt issuance costs of $0.3 million during the nine-month period ended September 30, 2024. Debt issuance costs are recorded as a debt discount and are amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the nine months ended September 30, 2024 was $1.8 million and for the year ended December 31, 2023 was $4.9 million.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the nine months ended September 30, 2024 and 2023, respectively.

All outstanding debt for the company is considered short-term based on their respective maturity dates and are to be repaid within the year 2024 and early 2025.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. As of the date of this report, this loan is in default; however, management is in active discussions with the lender to renegotiate the terms. Due to these addendums, $2.5 million of interest was recognized in the nine months ending September 30, 2024. The Company had principal outstanding of $11.2 million and $11.0 million as of September 30, 2024 and December 31, 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, an indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.25% and an original maturity date of June 29, 2023. On January 26, 2024, the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. On October 11, 2024, management renegotiated the terms with the lender to extend the maturity date to March 29, 2025. The Company had principal outstanding of $5.4 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively. Subsequently, the Company sold Alternus Energy Americas and its subsidiaries, including Alt US 02, to Alternus Energy Group plc, the Company’s majority shareholder, on November 5, 2024. See Subsequent Events Footnote 23 for further details.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.25% and due May 31, 2024. On July 2, 2024, management renegotiated the terms with the lender to a revised interest rate of 11% and to extend the maturity date to November 30, 2024. This note had a principal outstanding balance of $717 thousand as of September 30, 2024 and December 31, 2023, respectively. Subsequently, the Company sold Alternus Energy Americas and its subsidiaries, including Alt US 03, to Alternus Energy Group plc, the Company’s majority shareholder, on November 5, 2024. See Subsequent Events Footnote 23 for further details.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. The project is expected to start operating in Q1 2026. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of September 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024. As of the date of this report, this loan is in default; however, management is in active discussions with the lender to renegotiate the terms. Subsequently, the Company sold this project and its SPV to Alternus Energy Group plc, the Company’s majority shareholder on November 5, 2024. See Subsequent Events Footnote 23 for further details.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ‘Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. This note had a principal outstanding balance of $2.9 million as of September 30, 2024 and $3.3 million as of December 31, 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million. In March 2024, the Company began accruing interest at a rate of 10%. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86 thousand. The note had a principal outstanding balance of $1.8 million as of September 30, 2024 and $3.2 million as of December 31, 2023.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of September 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024. As of the date of this report, this loan is in default; however, management is in active discussions with the lender to renegotiate the terms. Subsequently, the Company sold Alt US 07 to Alternus Energy Group plc, the Company’s majority shareholder, on November 5, 2024. See Subsequent Events Footnote 23 for further details.

For the year ended December 31, 2023, 9,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $125 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

Convertible Promissory Notes:

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG PLC, a related party. The note had a 10% interest maturing in March 2025. The note was assumed as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 96,444 shares of the Company’s common stock at an exercise price of $12 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 9,644 shares of common stock with an exercise price of $13.18 per share for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000 and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bears interest at a rate of 7% per annum, which shall automatically be increased to 12.0% per annum in the event of default, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $1.75. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price equal to $0.48 (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $1.75 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”, which is equal to 640,293 shares of Common Stock, subject to adjustment as described in the Purchase Agreement), unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As at September 30, 2024, the outstanding principal was $2 million with fair value of $2.32 million at that date. The Company also recorded a $0.2 million loss on movement in fair value in the three months to September 30, 2024.

As of September 30, 2024, $109,223.42 worth of this note (including principal plus accrued interest and late fees and penalties) had been converted into 18,456 shares leaving $2 million of the note principal outstanding.

Other Debt:

The Solis Bonds

In January 2021, the Company approved the issuance by one of its subsidiaries, Solis, of a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200.0 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments (the “Solis Bonds”). On October 3, 2024, the Company sold Solis and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. Solis accounted for 98% of group revenues for the nine months ended September 30, 2024. Solis bondholders continue to hold a preference share in an ALCE holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the first right on any cash distributions up to EUR 10 million, and the right to instruct that such assets be divested to ensure repayment of up to EUR 10 million should it not be fully repaid by the maturity date of the Solis Bonds which is currently November 18, 2024.

On December 21, 2022, the Company’s wholly owned Irish subsidiaries, AEG JD 01 LTD and AEG MH 03 LTD entered in a financing facility with Deutsche Bank AG (“Lender”). This is an uncommitted revolving debt financing of €500,000,000 to finance eligible project costs for the acquisition, construction, and operation of installation/ready to build solar PV plants across Europe (the “Warehouse Facility”). The Warehouse Facility, which matures on the third anniversary of the closing date of the Credit Agreement (the “Maturity Date”), bears interest at Euribor plus an aggregate margin at a market rate for such facilities, which steps down by 0.5% once the underlying non-Euro costs financed reduces below 33.33% of the overall costs financed. The Warehouse Facility is not currently drawn upon, but a total of approximately €1,800,000 in arrangement and commitment fees is currently owed to the Lender. Once drawn, the Warehouse Facility capitalizes interest payments until projects reach their commercial operations dates through to the Maturity Date; it also provides for mandatory prepayments in certain situations. Subsequently, on November 5, 2024, the Company sold AEG JD 01 LTD and AEG MH 03 LTD to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details.

On March 21, 2024, ALCE and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 225,000 shares to the Sponsor on March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $11.75 on the date of issuance. Payments have not commenced as of the date of this report, and management is in active discussions to extend the July 15 date.

13. Leases

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

The key components of the company’s operating leases were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Operating Lease - Operating Cash Flows (Fixed Payments)	116	142
Operating Lease - Operating Cash Flows (Liability Reduction)	76	83

New ROU Assets - Operating Leases	-	409

Weighted Average Lease Term - Operating Leases (years)	19.57	20.32
Weighted Average Discount Rate - Operating Leases	8.20%	8.20%

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

Maturities of lease liabilities as of September 30, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2024 Oct 1 – Dec 31	$71
2025	193
2026	199
2027	205
2028	212
Thereafter	2,054
Total lease payments	2,934
Less imputed interest	(1,721)
Total	$1,213

The Company had no finance leases as of September 30, 2024.

14. Commitments and Contingencies

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

On May 4, 2023 Alternus received notice that Solartechnik, an international group specializing in solar installations, filed an arbitration claim against Alternus Energy Group PLC (“AEG”), Solis Bond Company DAC, and ALT POL HC 01 SP. Z.o.o. (AEG is the Company’s majority shareholder; Solis Bond Company and ALT POL HC 01 were sold to a third party and are no longer subsidiaries of the Company) in the Court of Arbitration at the Polish Chamber of Commerce, claiming that PLN 24,980,589 (approximately $5.8 million) is due and owed to Solartechnik pursuant to a preliminary share purchase agreement by and among the parties that did not ultimately close, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $6.8 million, which represents the contractual amount allegedly owed. On October 11, 2024 the Company was informed that the arbitration court at the Polish Chamber of Commerce in Warsaw ruled in favour of Solartechnik and awarded PLN 27,488,299.50 (approximately $6.8 million) to Solartechnik. In addition, Solartechnik was awarded PLN 300,275.32 plus EUR 156,114.84 (approximately $240,000), being legal and arbitration costs. On October 3, 2024, the Company sold Solis and its subsidiaries to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. See Subsequent Events Footnote 23 for further details.

On October 15, 2024 Sunrise Development LLC requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and its majority shareholder, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. The Company has accrued a liability for this loss contingency in the amount of approximately $5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, and interest that are also alleged by Sunrise as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The Company is vigorously defending itself in this action. On November 5, 2024, ALT US 03 and ALT US 04 were sold to AEG, pursuant to a Share Purchase Agreement.

Commitments

On October 14, 2024, the Company entered into a settlement agreement and release with Morgan Franklin Consulting LLC (“MF”) related to the settlement of payments owed to MF for services rendered in the total amount of $276,796 through twelve equal monthly installments commencing in October of 2024.

Contingencies

On August 7, 2024, the “Company entered into a ‘Heads of Terms’ for Joint Business Venture (the “Agreement”) with Hover Energy LLC and its affiliates (“Hover”) to establish a joint venture (the “JV”) for the financing, development, management and operation of ‘Microgrid Projects’ utilizing Hover Wind-Powered Microgrid™ technology, as required. Pursuant to the said JV, the Company and Hover have agreed to have a 51% interest and a 49% interest in the JV, for which, the Company has issued 200,000 shares of restricted common stock to Hover valued at $10.00 per share and will issue and commit 140,000 additional shares of restricted common stock, and Hover will contribute 100% of its projects and project pipeline.

15. Development Costs

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

Development costs related to abandoned projects for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30
	2024	2023
	(in thousands)
Miscellaneous development cost	$(748)	$(335)
Total	$(748)	$(335)

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility.

16. Discontinued Operations Sold

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

	As of January 19	As of December 31
Poland	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$630	$630
Other current assets	442	443
Property, plant, and equipment, net	63,107	63,107
Operating leases, non-current - assets	5,923	5,923
Total assets held for sale	$70,102	$70,103

Liabilities:
Accounts payable	$2,933	$2,935
Operating leases, current – liabilities	281	281
Other current liabilities	25	1,549
Operating leases, non-current - liabilities	5,798	5,798
Other non-current liabilities	985	985
Total liabilities to be disposed of	$10,022	$11,548

Net assets held for sale	$60,080	$58,555

	Three Months Ended September 30		Nine Months Ended September 30
Poland	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	$-	$2,952	$106	$7,116

Operating Expenses
Cost of revenues	-	(1,020)	(101)	(3,021)
Depreciation, amortization, and accretion	-	(648)	(123)	(1,909)
Gain on disposal of asset	-	-	3,484	-
Total operating expenses	-	(1,668)	3,260	(4,930)

Income/(loss) from discontinued operations	-	1,284	3,366	2,186

Other income/(expense):
Interest expense	-	(1,425)	(688)	(3,996)
Other expense	-	(104)	-	(189)
Total other expenses	-	(1,529)	(688)	(4,185)
Income/(Loss) before provision for income taxes	-	(245)	2,678	(1,999)
Net income/(loss) from discontinued operations	$-	$(245)	$2,678	$(1,999)

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic and diluted	-	(245)	2,678	(1,999)
Net income/(loss) per share attributable to common stockholders, basic and diluted	-	(0.11)	0.81	(0.87)
Weighted-average common stock outstanding, basic & diluted	-	2,300,000	3,311,194	2,300,000

	As of February 21,	As of December 31
Netherlands	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$75	$155
Accounts receivable, net	-	99
Other current assets	178	58
Property, plant, and equipment, net	7,669	7,845
Operating leases, non-current – assets	1,441	1,469
Other non-current assets	1,192	1,214
Total assets held for sale	$10,555	$10,840

Liabilities:
Accounts payable	$945	$925
Operating leases, current – liabilities	55	55
Other current liabilities	95	430
Operating leases, non-current – liabilities	1,273	1,301
Total liabilities to be disposed of	$2,368	$2,711

Net assets held for sale	$8,187	$8,129

	Three Months Ended September 30		Nine Months Ended September 30
Netherlands	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	-	$546	$16	$2,727

Operating Expenses
Cost of revenues	-	(142)	(115)	(393)
Depreciation, amortization, and accretion	-	(64)	(57)	(300)
Loss on disposal of asset	-	-	(1,222)	-
Total operating expenses	-	(206)	(1,394)	(693)

Income/(loss) from discontinued operations	-	340	(1,378)	2,034

Other income/(expense):
Interest expense	-	(275)	(113)	(800)
Other expense	-	-	-	(61)
Total other expenses	-	(275)	(113)	(861)
Loss before provision for income taxes	-	65	(1,491)	$1,173
Income taxes	-	(161)	-	(161)
Net loss from discontinued operations	-	(96)	(1,491)	1,012

Impact of discontinued operations on EPS
Net loss attributable to common stockholders, basic and diluted	-	(96)	(1,491)	1,012
Net loss per share attributable to common stockholders, basic and diluted	-	(0.04)	(0.45)	0.44
Weighted-average common stock outstanding, basic & diluted	-	2,300,000	3,311,194	2,300,000

17. Discontinued Operations – Assets Held for Sale

On October 3, 2024, the Company sold Solis Bond Company DAC, a company formed under the laws of Ireland and an indirect wholly owned subsidiary of the Company, and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. As a result of the sale, the Company eliminated approximately $115 million in debt and payables related to Solis activities and improved shareholders equity by approximately $59 million. Solis accounted for 98% of group revenues for the nine months ended September 30, 2024.

As the exit of this market represents a strategic shift for the Company, the assets were classified as discontinued operations in accordance with ASC 205-20. As of December 31, 2023, the Solis and Romanian assets were classified as disposal groups held for sale. The balances and results of the Romanian and Solis disposal groups are presented below.

	As of September 30	As of December 31
Solis and Subsidiaries in Romania	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$710	$577
Restricted cash	5	19,161
Accounts receivable, net	931	648
Other current assets	11,688	6,503
Property, plant, equipment, net	42,709	43,762
Operating leases, non-current assets	166	196
Total assets held for sale	$56,209	$70,847

Liabilities:
Accounts payable	$2,709	$1,494
Green bonds	90,266	166,122
Operating leases, current liabilities	47	47
Other current liabilities	22,060	14,809
Operating leases, non-current liabilities	121	150
Other non-current liabilities	208	197
Total liabilities to be disposed of	$115,411	$182,819

Net assets held for sale	$(59,202)	$(111,972)

	Three Months Ended September 30		Nine Months Ended September 30,
Solis and Subsidiaries in Romania	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	$3,649	$5,161	$9,488	$13,276

Operating Expenses
Cost of revenues	(1,374)	(662)	(3,678)	(2,217)
Selling, general, and administrative	(77)	(986)	(1,559)	(2,487)
Depreciation, amortization, and accretion	(504)	(608)	(1,495)	(1,490)
Costs of disposal of assets	(635)	-	(730)	-
Development costs	-	(18)	-	(438)
Total operating expenses	(2,590)	(2,274)	(7,462)	(6,632)

Income/(loss) from discontinued operations	1,059	2,887	2,026	6,644

Other income/(expense):
Interest expense	(3,428)	(3,825)	(8,412)	(10,599)
Solis bond waiver	-	(11,221)	-	(11,221)
Other expense	-	-	(221)	(7)
Total other expenses	(3,428)	(15,046)	(8,633)	(21,827)
Loss before provision for income taxes	(2,369)	(12,159)	(6,607)	(15,183)
Income taxes	-	-	-	-
Net loss from discontinued operations	$(2,369)	$(12,159)	$(6,607)	$(15,183)

Impact on EPS
Net loss attributable to common stockholders, basic and diluted	(2,369)	(12,159)	(6,607)	(15,183)
Net loss per share attributable to common stockholders, basic and diluted	(0.72)	(5.29)	(2.00)	(6.60)
Weighted-average common stock outstanding, basic & diluted	3,311,194	2,300,000	3,311,194	2,300,000

18. Italy Sale Disclosure

In June 2023 the Company engaged an Italian firm to market the Company’s operating assets in Italy. During the fourth quarter of 2023 a buyer was identified, and the sale of the assets was finalized on December 28, 2023. The Company received a cash consideration of $17.5 million for all operating assets. In accordance with ASC 360, the Company removed the disposal group and recognized a loss of $5.5 million upon sale on December 28, 2023, of which $0.6 million were costs associated with the sale. The remaining balances and results of the Italian assets not disposed are presented below:

	As of September 30,	Year Ended December 31,
Italy	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$55	$100
Other current assets	333	338
Other non-current assets – projects in development	3,991	3,819
Total assets	$4,379	$4,257

Liabilities:
Accounts payable	$3	$21
Other current liabilities	321	578
Total liabilities	$324	$599

Net assets	$4,055	$3,658

	Three Months Ended September 30		Nine Months Ended September 30,
Italy	2024	2023	2024	2023
	(in thousands)		(in thousands)

Revenues	$-	$1,228	$-	$2,924

Operating Expenses
Cost of revenues	-	(270)	-	(749)
Selling, general, and administrative	(11)	(8)	(19)	(65)
Depreciation, amortization, and accretion	-	(414)	-	(1,244)
Total operating expenses	-	(692)	(19)	(2,058)

Loss from discontinued operations	(11)	536	(19)	866

Other income/(expense):
Interest expense	-	(1)	-	(1)
Other income	61	-	62	-
Other expense	-	-	-	(18)
Total other expenses	61	(1)	62	(19)
Loss before provision for income taxes	50	535	43	847
Income taxes	-	-	-	-
Net loss from discontinued operations	$50	$535	$43	$847

Impact on EPS
Net loss attributable to common stockholders, basic and diluted	50	535	43	847
Net loss per share attributable to common stockholders, basic and diluted	0.02	0.23	0.01	0.37
Weighted-average common stock outstanding, basic & diluted	3,311,194	2,300,000	3,311,194	2,300,000

19. Shareholders’ Equity

Common Stock

As of December 31, 2023, the Company had a total of 150,000,000 shares of common stock authorized with 2,876,215 shares issued and outstanding. As of September 30, 2024, the Company had a total of 300,000,000 shares of common stock authorized with 3,491,523 shares issued and outstanding.

Reverse Stock Split

On October 11, 2024, the Company effected a one-for-25 (1:25) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on October 11, 2024 (the “Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on October 3, 2024, and deemed effective on October 11, 2024 at 12:01 a.m. Eastern Time. The Reverse Stock Split brought the Company into compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market, as required by Nasdaq Listing Rule 5550(a)(2).

As a result of the Reverse Stock Split, every twenty-five (25) shares of issued and outstanding Common Stock were combined into one (1) validly issued, fully paid and nonassessable share of Common Stock. The Reverse Stock Split uniformly affected all issued and outstanding shares of Common Stock and did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split results in the fractional interests. No fractional shares will be or shall be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares of Common Stock will receive an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split and the inverse of the Reverse Stock Split ratio. Proportional adjustments have also been made to the Company’s outstanding warrants, stock options, and convertible securities, as well as to the reserves available pursuant to the terms of the Company’s 2023 Equity Incentive Plan to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof.

The Reverse Stock Split reduced the number of shares of Common Stock issued and outstanding from the earlier 87,288,070 to 3,491,523 shares of Common Stock. The number of authorized shares of Common Stock will not be changed by the Reverse Stock Split.

Common Share Issuances:

On January 23, 2024, the Company entered into a six-month marketing services agreement. The Company issued 3,252 shares at a market value of $25.25 in exchange for marketing services provided. On May 8, 2024, this agreement was extended another six months with an additional 13,200 shares issued.

On February 20, 2024, the Company entered into a two-month marketing services agreement. The Company issued 4,000 shares at a market value of $8.75 for marketing services provided. This agreement has the potential of renewal for an additional three months upon mutual written consent.

On May 8, 2024, the Company entered into a five-month digital marketing services agreement. The Company issued 4,000 shares at a market value of $8.75 per share for digital marketing advisory services provided.

On August 1, 2024, the Company issued 8,262 shares of unrestricted common stock valued at $6.65 per share in exchange for the conversion of $54,958.33 worth of the Convertible Note issued on April 19, 2024.

On August 7, 2024, the “Company entered into a ‘Heads of Terms’ for Joint Business Venture (the “Agreement”) with Hover Energy LLC and its affiliates (“Hover”) to establish a joint venture (the “JV”) for the financing, development, management and operation of ‘Microgrid Projects’ utilizing Hover Wind-Powered Microgrid™ technology, as required. Pursuant to the said JV, the Company and Hover have agreed to have a 51% interest and a 49% interest in the JV, for which, the Company has issued 200,000 shares of restricted common stock to Hover valued at $10.00 per share and will issue and commit 140,000 additional shares of restricted common stock, and Hover will contribute 100% of its projects and project pipeline.

On September 3, 2024 we issued 10,194 shares of unrestricted common stock valued at $5.32 per share in exchange for the conversion of $54,265.09 worth of the Convertible Note issued on April 19, 2024.

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company also had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of September 30, 2024 and December 31, 2023. The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, if any, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Warrants

As of December 31, 2023, warrants to purchase up to 493,800 shares of common stock were issued and outstanding. These warrants were related to financing activities. As inducement to extend the maturity of an existing note with warrants, on February 5, 2024, the Company issued 3,600 additional penny warrants with a five-year term to the noteholder with a five-year term.

On April 19, 2024, the Company entered into a Purchase Agreement with an institutional investor pursuant to which we sold, and the investor purchased a warrant to purchase an aggregate of 96,444 shares of common stock. The warrant is exercisable for shares of common stock at a price of $12 per share (the “Exercise Price”). The warrant is exercisable immediately and expires on October 20, 2029. The Exercise Price is subject to full ratchet anti-dilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions. In conjunction with the transaction, the Company issued warrants for the purchase of 9,644 shares of common stock with an exercise price of $13.18 per share for their role as placement agent, which is exercisable at any time on or after October 19, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares.

As of September 30, 2024, warrants to purchase up to 603,488 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - December 31, 2022	477,800	$287.50	5.98
Issued during the period	-	-	-
Expired during the period	-	-	-
Outstanding – September 30, 2023	477,800	287.50	5.98
Exercisable – September 30, 2023	477,800	$287.50	5.98

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - December 31, 2023	493,800	$280.50	4.93
Issued during the period	109,688	12.50	0.87
Expired during the period	-	-	-
Outstanding – September 30, 2024	603,488	231.75	4.34
Exercisable – September 30, 2024	603,488	$231.75	4.34

20. Segment and Geographic Information

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

In evaluating financial performance, we focus on EBITDA, a non-GAAP measure, as a segment’s measure of profit or loss. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. The Company uses EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented. The following tables present information related to the Company’s reportable segments.

	Three Months Ended September 30		Nine Months Ended September 30
Revenue by Segment	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe	$-	$1,228	$-	$2,924
Europe – Discontinued Operations	3,649	8,659	9,611	23,119
United States	93	33	280	83
Total for the period	$3,742	$9,920	$9,891	$26,126

	Three Months Ended September 30		Nine Months Ended September 30
Operating Loss by Segment	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe	$(3,870)	$(13,474)	$(9,795)	$(18,391)
United States	(1,200)	(1,119)	(8,691)	(3,109)
Total for the period	$(5,070)	$(14,593)	$(18,486)	$(21,500)

	As of September 30,	As of December 31
Assets by Segment	2024	2023
	(in thousands)
Europe – Continuing Operations
Fixed Assets	$30	$-
Other Assets	11,347	10,538
Total for Europe – Continuing Operations	$11,377	$10,538

Europe – Discontinued Operations
Fixed Assets	$42,574	$125,600
Other Assets	11,170	26,190
Total for Europe – Discontinued Operations	$53,744	$151,790

United States – Continuing Operations
Fixed Assets	$6,474	$5,119
Other Assets	20,681	17,839
Total for US – Continuing Operations	$27,155	$22,958

	As of September 30,	As of December 31,
Liabilities by Segment	2024	2023
	(in thousands)
Europe – Continuing Operations
Debt	$14,024	$14,340
Other Liabilities	10,821	9,244
Total for Europe – Continuing Operations	$24,845	$23,584

Europe – Discontinued Operations
Debt	$90,266	$165,955
Other Liabilities	25,145	30,133
Total for Europe – Discontinued Operations	$115,411	$196,088

United States – Continuing Operations
Debt	$19,239	$17,247
Other Liabilities	15,469	11,621
Total for US – Continuing Operations	$34,708	$28,868

	Three Months Ended September 30		Nine Months Ended September 30
Revenue by Product Type	2024	2023	2024	2023
	(in thousands)		(in thousands)
Country Renewable Programs (FIT)
Europe	$-	$1,788	$29	$4,312
US	93	33	280	83
Total for the period – continuing operations	$93	$1,821	$309	$4,395

Green Certificates (FIT) – discontinued operations
Europe	$2,157	$3,195	$5,752	$8,122
Total for the period	$2,157	$3,195	$5,752	$8,122

Energy Offtake Agreements (PPA) – discontinued operations
Europe	$1,492	$4,904	$3,830	$13,609
Total for the period	$1,492	$4,904	$3,830	$13,609

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA by Segment	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe (including discontinued operations)	$1,186	$6,657	$4,442	$15,796
US	(1,780)	(831)	(6,658)	(2,634)
Total for the period	$(594)	$5,826	$(2,216)	$13,162

Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA Reconciliation to Net Loss	2024	2023	2024	2023
	(in thousands)		(in thousands)
Europe – (including discontinued operations)
EBITDA	$1,186	$6,657	$4,442	$15,796
Depreciation, amortization, and accretion	(506)	(1,734)	(1,701)	(4,942)
Interest expense	(4,550)	(7,015)	(12,536)	(17,863)
Solis bond waiver fee	-	(11,221)	-	(11,221)
Income taxes	-	(161)	-	(161)
Net Loss	$(3,870)	$(13,474)	$(9,795)	$(18,391)

US
EBITDA	$(1,780)	$(831)	$(6,658)	$(2,634)
Depreciation, amortization, and accretion	(49)	(29)	(148)	(84)
Interest expense	(450)	(259)	(1,531)	(391)
Income taxes	-	-	-	-
Fair value movement of FPA Asset		-	(483)	-
Fair value movement of convertible debt and warrant	1,079	-	898	-
Loss on issuance of debt	-	-	(948)	-
Gain on extinguishment of debt	-	-	179	-
Net Loss	$(1,200)	$(1,119)	$(8,691)	$(3,109)
Consolidated Net Loss	$(5,072)	$(14,593)	$(18,486)	$(21,500)

21. Income Tax Provision

The Company’s provision from income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the nine months ended September 30, 2024 and 0.0% the nine months ended September 30, 2023 respectively, as it maintains a full valuation allowance against its net deferred tax assets.

The Company assesses the realizability of the deferred tax assets at each reporting date. The Company continues to maintain a full valuation allowance for its net deferred tax assets. If certain substantial changes in the entity’s ownership occur, there may be an annual limitation on the amount of carryforwards that can be utilized. The Company will continue to assess the need for a valuation allowance on its deferred tax assets.

22. Related Party

Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument.

AEG:

On October 12, 2022, AEG entered into the Business Combination Agreement with the Company and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) which closed on December 22, 2023 (See FN 1). In conjunction with the Business Combination Agreement, AEG also entered into an Investor Rights Agreement. The Investor Rights Agreement provides for certain governance requirements, registration rights and a lockup agreement under which AEG is restricted from selling its shares in the Company for one year, or until December 22, 2024, other than 57,500 shares after March 22, 2024 and an additional 57,500 after June 22, 2024, provided the shares are registered under a registration statement on SEC Form S-1. On July 31, 2024, these shares were registered. Alternus Energy Group Plc (“AEG”) was an 80% shareholder of the Company as of December 22, 2023 and as of December 31, 2023. As of September 30, 2024, AEG was a 66% shareholder of the Company.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

During the period ended September 30, 2024, the Company and its subsidiaries, and AEG and its subsidiaries had numerous financial transactions between each other which were approved by both company’s board of directors. These transactions are recorded as a net liability on the Consolidated Balance Sheet.

Nordic ESG

In January of 2024, the Company issued 310,600 shares of restricted common stock valued at $30.75 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a 10% shareholder.  As of September 30, 2024 Nordic ESG is an 8% shareholder.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor initially loaned $350,000 to the Company, in accordance with an unsecured promissory note (the “WC Note”) issued on September 26, 2022, under which up to $850,000 may be advanced. On August 8, 2023, the Company issued an additional $650,000 promissory note to the Sponsor to fund the Second WC Note. The Second WC Note is non-interest bearing and payable on the date which the Company consummates its initial Business Combination. Both of these notes were settled on the Business Combination closing date in exchange for 9,000 shares of the Company’s common stock.

On December 18, 2023, the Sponsor entered into a non-redemption agreement (the “NRA”) with the Company and the investor named therein (the “Investor”). Pursuant to the terms of the NRA, among other things, the Investor agreed to withdraw redemptions in connection with the Business Combination on any Common Stock, held by the Investor and to purchase additional Common Stock from redeeming stockholders of the Company such that the Investor will be the holder of no fewer than 11,111 shares of Common Stock.

On March 19, 2024 we entered into a settlement agreement with the Sponsor and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the CLIN SPAC entity extensions, in the amount of $1.4 million and issue 9,000 shares of restricted common stock valued at $11.75 per share to SCA.

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

On April 25, 2024, Joseph E. Duey, the Company’s Chief Financial Officer, resigned, effective as of April 30, 2024. Mr. Duey advised the Company that his decision to step down from the role of Chief Financial Officer was not based on any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Duey is pursuing outside interests not in the renewable energy industry. Vincent Browne, the Company’s Chief Executive Officer, is acting as interim Chief Financial Officer. The Company will be seeking a suitable replacement in due course.

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

Consulting Agreements:

On May 15, 2021, VestCo Corp., a company owned and controlled by our Chairman and CEO, Vincent Browne, entered into a Professional Consulting Agreement with one of our US subsidiaries under which it pays VestCo a monthly fee of $16,000. This agreement has a five-year initial term and automatically extends for additional one-year terms unless otherwise unilaterally terminated.

In July of 2023, John Thomas, one of our directors, entered into a Consulting Services Agreement with one of our US subsidiaries under which it pays Mr. Thomas a monthly fee of $11,000. This agreement has a five-year initial term and automatically extends for additional one-year terms unless otherwise unilaterally terminated.

	Nine Months Ended September 30,
Transactions with Directors	2024	2023
	(in thousands)
Loan from VestCo, a related party to Board member and CEO Vincent Browne	$-	$210
Payment made to VestCo on July 7, 2023	-	(150)
Total	$-	$60

	Nine Months Ended September 30,
Director’s remuneration	2024	2023
	(in thousands)
Remuneration in respect of services as directors	$314	$153
Remuneration in respect to long term incentive schemes	-	-
Total	$314	$153

23. Subsequent Events

Management has evaluated subsequent events that have occurred through November 19, 2024, which is the date the financial statements were available to be issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended September 30, 2024, except as disclosed below.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $2.00 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 212,784 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted so that as of November 12, 2024 it is adjusted to purchase up to 283,714 shares exercisable at $1.50 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 21,278 shares of common stock with an exercise price of $2.20 per share for their role as placement agent, which is exercisable at any time on or after April 1, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares.

The Convertible Note matures on October 1, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at a rate of seven percent (7%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $0.75. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder).

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 162,628 shares of Common Stock exercisable at $2.00 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 16,263 shares of common stock with an exercise price of $2.20 per share for their role as placement agent, which is exercisable at any time on or after April 21, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares. This warrant was adjusted on November 12, 2024 to purchase up to 216,838 shares at an exercise price of $1.50 per share. Also on November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 303,978 shares of Common Stock exercisable at $1.50 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount.

On October 3, 2024, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-25 reverse stock split (the “2024 Reverse Stock Split”) of the shares of the Common Stock. The 2024 Reverse Stock Split was effective on October 11, 2024, on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split received an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split and the inverse of the 2024 Reverse Stock Split ratio. All historical share and per-share amounts reflected throughout this prospectus, including the consolidated financial statements and other financial information that are incorporated by reference in this prospectus have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the 2024 Reverse Stock Split.

On October 7, 2024, the Company issued 26,750 shares of unrestricted common stock valued at $2 per share in exchange for the conversion of $53,500 worth of the Convertible Note issued on April 19, 2024.

On October 8, 2024, the Company issued 447,050 shares of unrestricted common stock valued at $2 per share in exchange for the conversion of $894,100 worth of the Convertible Note issued on April 19, 2024.

On October 9, 2024 the Company issued 20,000 shares of restricted common stock valued at a market value of $2.70 per share for marketing advisory services provided.

On October 15, 2024, one of the Company’s indirect wholly owned US subsidiaries closed a tax credit transfer of approximately $1.74 million of 2023 investment tax credits.

On October 21, 2024, the Company issued 189,000 shares of unrestricted common stock valued at $2 per share in exchange for the conversion of $378,000 worth of the Convertible Note issued on April 19, 2024.

On November 5, 2024, the Company’s Audit Committee dismissed Forvis Mazars, LLP (“Forvis Mazars”) as the Company’s independent registered public accounting firm. Also on November 5, 2024, the Company’s Audit Committee approved, and the Company’s Board of Directors (the “Board”) ratified, the engagement of Kreit & Chiu CPA, LLP (the “New Auditor”), and appointed the New Auditor as the Company’s independent registered public accounting firm as of November 5, 2024.

On November 5, 2024, the Company entered into and completed a Share Purchase Agreement with Alternus Energy Group Plc., a majority shareholder of the Company (the “Buyer”) for the sale of the entire issued share capital of Alternus Energy Americas Inc. (“AEA”), including all of AEA’s subsidiaries: ALT US 01, LLC; ALT US 02 LLC and its subsidiary Lightwave Renewables LLC; ALT US 03 LLC and its subsidiary Walking Horse LLC; ALT US 04 LLC and its subsidiary Dancing Horse LLC; ALT US 05 LLC; ALT US 06 LLC; ALT US 07 LLC and its subsidiary River Song Solar LLC; ALT US 08 LLC; ALT US AM LLC (the “Transaction”), for a total consideration of Euro 10.00. Additionally, on November 5, 2024, the Company further entered into another Share Purchase Agreement with the Buyer for the sale of the entire issued share capital of AEG MH 01 Limited (the “Target”), a direct subsidiary of Alternus Lux 01 S.a.r.l., and including all of the Target’s subsidiaries: AEG MH 03 Limited and AEG JD 01 Limited (the “Transaction”, and together with the the AEA transaction, “Transactions”). The Transactions were determined to be related party transactions and completed on an arms-length basis, designed to assist the Company in reaching its minimum stockholders’ equity requirement by restructuring the Company’s balance sheet to create an increase in Shareholders’ Equity. As a result of these, the Company has removed approximately $30 million in debt and payables related to AEA’s activities and will improve shareholders equity by approximately $4 million.

On November 6, 2024, the Company received a letter from the staff of the Listing Qualification Department (the “Staff”) of the NASDAQ Stock Market LLC (“NASDAQ”), which notified the Company that it failed to achieve compliance with the Minimum Market Value of Listed Securities (the “MVLS”) of $35,000,000 requirement for continued listing on the NASDAQ Capital Market under NASDAQ’s Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until November 4 2024, to regain compliance with the Rule. The Company filed a Hearing Request which has stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Hearing Panel’s decision. The Company intends to provide to the Hearing Panel its plan to regain compliance with Listing Rule 5550(b)(2). As part of the Hearing Request, the Company will present our plan to address the remaining matters and to recapitalize the Company, as provided under NASDAQ rules.

On November 7, 2024 the Company changed its principal executive office from the earlier 360 Kingsley Park Drive, Suite 250, Fort Mill, South Carolina 29715, with a telephone number of (803) 280-1468, to now 17 State Street, Suite 4000, New York City, New York 10004, with a telephone number of (212) 739-0727.

On November 14, 2024, the Company issued 195,000 shares of unrestricted common stock valued at $1.50 per share in exchange for the conversion of $292,500 worth of the Convertible Note issued on April 19, 2024.

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

Overview

The Company is a transatlantic integrated clean energy independent power producer. The Company develops, builds, owns, and operates a diverse portfolio of utility scale solar photo-voltaic (PV) parks that connect directly to national power grids. As of September 30, 2024, the Company’s revenue streams are generated from long-term, government-mandated, fixed price supply contracts with terms of between 15-20 years in the form of either government feed in tariffs (FIT), power purchase agreements (PPA) with investment grade off-takers, and other energy incentives. Of the Company’s current annual revenues, approximately 64% are generated from long-term contracts and 36% by sales to the general energy market in the countries where the Company operates. The Company’s goal is to own and operate over 3.0 giga-watts (GWs) of solar parks over the next five years.

The Company was incorporated in Delaware on May 14, 2021, and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued 2,300,000 shares of common stock of Clean Earth, par value $0.0025 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

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

To achieve its goals, the Company intends to pursue the following strategies:

●	Continue our growth strategy which targets acquiring independent solar PV projects that are either in development, in construction, newly installed or already operational, in order to build a diversified portfolio across multiple geographies;

●	Developer and Agent Relationships: long-term relationships with high-quality developer partners, both local and international, can reduce competition in acquisition pricing and provide the Company with exclusive rights to projects at varying stages. Additionally, the Company works with established agents across Europe and the United States. Working with these groups provides the Company with an understanding of the market and in some cases enables it to contract projects at the pre-market level. This allows the Company to build a structured pipeline of projects in each country where it currently operates or intends to operate;

●	Expand our transatlantic IPP portfolio in locations that deliver higher yields for lowest equity deployed and attractive returns on investments, and increase and optimize the Company’s long-term recurring revenue and cash flows;

●	Long-term off-take contracts combined with the Company’s efficient operations are expected to provide robust and predictable cash flows from projects and allow for high leverage capacity and flexibility of debt structuring. Our strategy is to reinvest the project cash flows into additional solar PV projects to provide non-dilutive capital for Alternus to “self-fund” future growth;

●	Optimization of financing sources to support long-term growth and profitability in a cost-efficient manner;

●	As a renewable energy company, we are committed to growing our portfolio of clean energy parks in the most sustainable way possible. The Company is highly aware and conscious of the ever growing need to mitigate the effects of climate change, which is evident by its core strategy. As the Company grows, it intends to establish a formal sustainability policy framework in order to ensure that all project development is carried out in a sustainable manner mitigating any potential localized environmental impacts identified during the development, construction and operational process.

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

Offtake Contracts

Company revenue is primarily a function of the volume of electricity generated and sold by its renewable energy facilities as well as, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. The Company’s current portfolio of renewable energy facilities is generally contracted under long-term FIT programs or PPAs with investment grade counterparties. As of September 30, 2024, the average remaining life of its FITs and PPAs was 27.05 years. Pricing of the electricity sold under these FITs and PPAs is generally fixed for the duration of the contract, although some of its PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

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

In addition to the project specific senior debt, the Company uses a small number of promissory notes in order to reduce, and in some cases eliminate, the requirement for the Company to provide equity in the acquisition of the projects. As of September 30, 2024, 84.4% of the Company’s total liabilities were project-related debt.

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

Renewable Energy Facility Acquisitions and Investments

The Company’s long-term growth strategy is dependent on its ability to acquire additional renewable power generation assets. This growth is expected to be comprised of additional acquisitions across the Company’s scope of operations both in its current focus countries and new countries. Our operating revenues are insufficient to fund our operations, and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back, or terminate our acquisition efforts as well as our own business activities, which would have a material adverse effect on the Company and its viability and prospects.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for Italy, Poland, and the Netherlands reflect the actual production from those parks during the nine months ended September 30, 2023. The parks were sold on December 28, 2023, January 19, 2024, and February 21, 2024, respectively. The table below outlines the Company’s operating renewable energy facilities as of September 30, 2024 and 2023:

	Nine Months Ended September 30
MW (DC) Nameplate capacity by country – continuing operations	2024	2023
Italy	-	10.5
United States	3.8	1.1
Total	3.8	11.6

Discontinued Operations:
Netherlands	11.8	11.8
Poland	88.4	88.4
Romania	40.1	40.1
Total	140.3	140.3
Total for the period	144.1	151.9

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Italy, Poland, and the Netherlands reflect the actual volume of electricity sold during the nine months ended September 30, 2024 and September 30, 2023 before the operating parks were sold on December 28, 2023, January 19, 2024, and February 21, 2024, respectively. The Company’s MWh sold for renewable energy facilities for the nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
MWh (DC) Sold by country	2024	2023	2024	2023
Italy	-	3,621	-	8,557
United States	1,574	589	3,988	1,019
Total	1,574	4,210	3,988	9,576

Discontinued Operations:
Netherlands	-	3,862	466	10,140
Poland	-	34,972	500	84,076
Romania	16,459	17,545	42,197	42,019
Total	16,459	56,379	43,163	136,235
Total for the period	18,033	60,589	47,151	145,811

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues	$93	$1,261	$280	$3,007

Operating Expenses
Cost of revenues	(47)	(291)	(71)	(796)
Selling, general and administrative	(1,524)	(872)	(7,204)	(2,984)
Depreciation, amortization, and accretion	(52)	(444)	(175)	(1,328)
Development costs	(741)	-	(748)	(335)
Total operating expenses	(2,364)	(1,607)	(8,198)	(5,443)

Income/(loss) from continuing operations	(2,271)	(346)	(7,918)	(2,436)

Other income/(expense):
Interest expense	(1,572)	(1,737)	(4,854)	(2,859)
Fair value movement of FPA Asset	-	-	(483)	-
Fair value movement of convertible debt and warrant	1,079	-	898	-
Loss on issuance of debt	-	-	(948)	-
Gain on extinguishment of debt	-	-	179	-
Other expense	-	-	(8)	(24)
Other income	64	-	67	-
Total other expenses	(429)	(1,737)	(5,149)	(2,883)
Loss before provision for income taxes	(2,700)	(2,083)	(13,067)	(5,319)
Income taxes	-	-	-	-
Net loss from continuing operations	(2,700)	(2,083)	(13,067)	(5,319)

Discontinued operations:
Loss from operations of discontinued business component	(1,735)	(12,349)	(6,950)	(16,020)
Gain/(loss) on sale of assets	(635)	-	1,531	-
Income taxes	-	(161)	-	(161)
Net income/(loss) from discontinued operations	(2,370)	(12,510)	(5,419)	(16,181)
Net loss for the period	$(5,070)	$(14,593)	$(18,486)	$(21,500)

Net loss attributable to common stockholders, basic and diluted	(2,700)	(2,083)	(13,067)	(5,319)
Net loss per share attributable to common stockholders, basic and diluted	(0.82)	(0.91)	(3.95)	(2.31)
Weighted-average common stock outstanding, basic & diluted	3,311,194	2,300,000	3,311,194	2,300,000

Comprehensive loss:
Net loss	$(5,070)	$(14,593)	$(18,486)	$(21,500)
Foreign currency translation adjustment	(2,659)	(2,474)	(3,379)	800
Comprehensive loss	$(7,729)	$(17,067)	$(21,865)	$(20,700)

Nine Months Ended September 30, 2024 compared to September 30, 2023.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the three and nine months ended September 2024 and 2023 were as follows:

	Three Months Ended September 30
Revenue by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$1,228	$(1,228)	(100)%
United States	93	33	60	182%
Total for continuing operations	$93	$1,261	$(1,168)	(93)%

Discontinued Operations:
Netherlands	$-	$546	$(546)	(100)%
Poland	-	2,952	(2,952)	(100)%
Romania	3,649	5,161	(1,512)	(29)%
Total for discontinued operations	$3,649	$8,659	$(5,010)	(58)%
Total for the period	$3,742	$9,920	$(6,178)	(62)%

	Nine Months Ended September 30
Revenue by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$2,924	$(2,924)	(100)%
United States	280	83	197	237%
Total for continuing operations	$280	$3,007	$(2,727)	(91)%

Discontinued Operations:
Netherlands	$16	$2,727	$(2,711)	(99)%
Poland	106	7,116	(7,010)	(99)%
Romania	9,489	13,276	(3,787)	(29)%
Total for discontinued operations	$9,611	$23,119	$(13,508)	(58)%
Total for the period	$9,891	$26,126	$(16,235)	(62)%

Revenue for continuing operations decreased by $1.2 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily driven by the $1.2 million of revenues generated in 2023 by the Italian parks which were sold in December 2023.

Revenue for continuing operations decreased by $2.7 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily driven by the $2.9 million of revenues generated in 2023 by the Italian parks which were sold in December 2023. This was offset by a $0.2 million increase in revenues generated by US parks. All three US parks were operational for the nine months ended September 30, 2024 compared to only two parks in the same period in 2023.

Revenue for discontinued operations decreased by $5.0 million for the three months ended September 30, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $3.5 million decrease in revenues. Romanian revenues decreased by $1.5 million due to a lower volume of Green Certificates being sold in 2024 and lower energy rates obtained for energy production in 2024 in Romania resulting in a 29% drop year-on-year.

Revenue for discontinued operations decreased by $13.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $9.7 million decrease in revenues. Romanian revenues decreased by $3.8 million due to a lower volume of Green Certificates being sold in 2024 and lower energy rates obtained for energy production in 2024 in Romania resulting in a 29% drop year-on-year.

	Three Months Ended September 30
Revenue by Offtake Type	2024	2023	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FIT)	$93	$929	$(836)	(90)%
Energy Offtake Agreements (PPA)	-	332	(332)	(100)%
Total for continuing operations	$93	$1,261	$(1,168)	(93)%

Discontinued Operations:
Country Renewable Programs (FIT)	$115	$2,236	$(2,121)	(95)%
Guarantees of Origin	2,157	3,188	(1,031)	(32)%
Energy Offtake Agreements (PPA)	1,377	3,235	(1,858)	(57)%
Total for discontinued operations	$3,649	$8,659	$(5,010)	(58)%
Total for the period	$3,742	$9,920	$(6,178)	(62)%

	Nine Months Ended September 30
Revenue by Offtake Type	2024	2023	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FIT)	$280	$2,192	$(1,912)	(87)%
Energy Offtake Agreements (PPA)	-	815	(815)	(100)%
Total for continuing operations	$280	$3,007	$(2,727)	(91)%

Discontinued Operations:
Country Renewable Programs (FIT)	$330	$5,484	$(5,154)	(94)%
Guarantees of Origin	5,753	8,113	(2,360)	(29)%
Energy Offtake Agreements (PPA)	3,494	9,522	(6,028)	(63)%
Other Revenue	34	-	34	100%
Total for discontinued operations	$9,611	$23,119	$(13,508)	(58)%
Total for the period	$9,891	$26,126	$(16,235)	(62)%

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

Cost of revenues for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30
Cost of Revenues by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$270	$(270)	(100)%
United States	47	21	26	124%
Total for continuing operations	$47	$291	$(244)	(84)%

Discontinued Operations:
Netherlands	$-	$142	$(142)	(100)%
Poland	-	1,020	(1,020)	(100)%
Romania	1,374	662	712	108%
Total for discontinued operations	$1,374	$1,824	$(450)	(25)%
Total for the period	$1,421	$2,115	$(694)	(33)%

	Nine Months Ended September 30
Cost of Revenues by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$749	$(749)	(100)%
United States	71	47	24	51%
Total for continuing operations	$71	$796	$(725)	(91)%

Discontinued Operations:
Netherlands	$115	$393	$(278)	(71)%
Poland	101	3,021	(2,920)	(97)%
Romania	3,678	2,216	1,462	66%
Total for discontinued operations	$3,894	$5,630	$(1,736)	(31)%
Total for the period	$3,965	$6,426	$(2,461)	(38)%

Cost of revenues for continuing operations decreased by $0.2 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily driven by the decrease in costs for the Italian parks which were sold in December 2023.

Cost of revenues for continuing operations decreased by $0.7 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily driven by the decrease in costs for the Italian parks which were sold in December 2023. There was very little variance in US costs year-on-year.

Gross margins were 49% of sales for the three months ended September 30, 2024 compared to 77% for the same period in 2023, mainly due to the exclusion of Italian operating parks that were sold in December 2023.

Cost of revenues for discontinued operations decreased by $0.5 million for the three months ended September 30, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $1.2 million decrease in cost of revenues. Romanian parks had a $0.7 million increase in operational costs driven by higher costs of energy acquisition for contracted revenues in the period.

Cost of revenues for discontinued operations decreased by $1.7 million for the nine months ended September 30, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $3.2 million decrease in cost of revenues. Romanian parks had a $1.5 million increase in operational costs driven by higher costs of energy acquisition for contracted revenues in the period. Approximately 40% of annual Romania revenue is currently under contract at rates which are lower than the prevailing market rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$1,524	$872	$652	75%
Total for continuing operations	$1,524	$872	$652	75%

Discontinued Operations:
Selling, general and administrative	$77	$986	$(909)	(92)%
Total for discontinued operations	$77	$986	$(909)	(92)%
Total for the period	$1,601	$1,858	$(257)	(14)%

	Nine Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$7,204	$2,984	$4,220	141%
Total for continuing operations	$7,204	$2,984	$4,220	141%

Discontinued Operations:
Selling, general and administrative	$1,559	$2,500	$(941)	$(38)%
Total for discontinued operations	$1,559	$2,500	$(941)	$(38)%
Total for the period	$8,763	$5,484	$3,279	60%

Selling, general and administrative expenses for continuing operations increased by $0.6 million for the three months ended September 30, 2024 compared to the same period in 2023 mainly driven by an increase in audit and legal costs along with other costs relating to be listed on Nasdaq.

Selling, general and administrative expenses for continuing operations increased by $4.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 mainly driven by an increase in compensation related expenses, audit and legal costs along with other costs relating to be listed on Nasdaq, and higher headcount costs associated with supporting business growth.

Selling, general and administrative expenses for discontinued operations decreased by $0.9 million for the three and nine months ended September 30, 2024 compared to the same period in 2023 mainly driven by a decrease in the Solis management fee to oversee operations for five parks in Romania for 2024 compared to the 23 parks in 2023 (5 in Romania, 1 in the Netherlands, 6 in Poland, and 11 in Italy).

Development Cost

	Three Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Development Cost	$741	$-	$741	100%
Total for continuing operations	$741	$-	$741	100%

Discontinued Operations:
Development Cost	$-	$18	$(18)	(100)%
Total for discontinued operations	$-	$18	$(18)	(100)%
Total for the period	$741	$18	$723	4,017%

	Nine Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Development Cost	$748	$335	$413	123%
Total for continuing operations	$748	$335	$413	123%

Discontinued Operations:
Development Cost	$-	$438	$(438)	(100)%
Total for discontinued operations	$-	$438	$(438)	(100)%
Total for the period	$748	$773	$(25)	(3)%

Development cost for continuing operations increased by $0.7 million for the three months ended September 30, 2024 compared to the same period in 2023 due to final work performed for projects abandoned for the development of renewable energy projects in Spain and the US.

Development cost increased by $0.4 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to final work performed for projects abandoned for the development of renewable energy projects in Spain and the US.

Development cost for discontinued operations decreased by $0.4 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to final work performed for Solis endeavors abandoned in 2023.

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

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$52	$444	$(392)	(88)%
Total for continuing operations	$52	$444	$(392)	(88)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$504	$1,320	$(816)	(62)%
Total for discontinued operations	$504	$1,320	$(816)	(62)%
Total for the period	$556	$1,764	$(1,208)	(68)%

	Nine Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$175	$1,328	$(1,153)	(87)%
Total for continuing operations	$175	$1,328	$(1,153)	(87)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$1,675	$3,698	$(2,023)	(55)%
Total for discontinued operations	$1,675	$3,698	$(2,023)	(55)%
Total for the period	$1,850	$5,026	$(3,176)	(63)%

Depreciation, amortization and accretion expenses for continuing operations decreased by $0.4 million for the three months ended September 30, 2024 compared to the same period in 2023. The three months ended September 30, 2023 include depreciation for the Italian parks which were sold in December 2023.

Depreciation, amortization and accretion expenses for continuing operations decreased by $1.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 driven by a drop in depreciation and amortization recognized in Italy. The nine months ended September 30, 2023 include depreciation for the Italian parks which were sold in December 2023. The decrease was offset by an increase in the depreciation recognized for smaller asset purchases in other countries.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $0.8 million for the three months ended September 30, 2024 and $2 million for the nine months ended September 30, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively. Additionally, discontinued operations captures the depreciation and amortization expense for all Romanian parks.

Gain on Disposal of Assets

	Three Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Discontinued Operations:
Gain on disposal of asset	$-	$-	$-	0%
Costs related to disposal of asset	(635)	-	(635)	100%
Total for discontinued operations	$(635)	$-	$(635)	100%
Total for the period	$(635)	$-	$(635)	100%

	Nine Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Discontinued Operations:
Gain on disposal of asset	$3,374	$-	$3,374	100%
Costs related to disposal of asset	(1,843)	-	(1,843)	100%
Total for discontinued operations	$1,531	$-	$1,531	100%
Total for the period	$1,531	$-	$1,531	100%

On October 3, 2024, the Company announced the sale of Solis Bond Company DAC along with its subsidiaries in Romania. The costs incurred during the three months ended September 30, 2024 were related to legal and other transaction costs associated with the sale.

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

Interest Expense, Other Income, and Other Expense

	Three Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Interest expense	$(1,572)	$(1,737)	$165	(9)%
Fair value movement of convertible note and warrant	1,079	-	1,079	100%
Other income	64	-	64	100%
Total for continuing operations	$(429)	$(1,737)	$1,308	(75)%

Discontinued Operations:
Interest income/(expense)	$(3,428)	$(5,536)	$2,108	(38)%
Solis bond waiver fee	-	(11,221)	11,221	100%
Other expense	-	(104)	104	100%
Total for discontinued operations	$(3,428)	$(16,861)	$13,433	(80)%
Total for the period	$(3,857)	$(18,598)	$14,741	(79)%

	Nine Months Ended September 30
	2024	2023	Change ($)	Change (%)
	(in thousands)
Interest expense	$(4,854)	$(2,859)	$(1,995)	70%
Fair value movement of FPA Asset	(483)	-	(483)	(100)%
Fair value movement of convertible note and warrant	898	-	898	100%
Loss on issuance of debt	(948)	-	(948)	(100)%
Gain on extinguishment of debt	179	-	179	100%
Other expense	(8)	(24)	16	(67)%
Other income	67	-	67	100%
Total for continuing operations	$(5,149)	$(2,883)	$(2,266)	79%

Discontinued Operations:
Interest income/(expense)	$(9,213)	$(15,395)	$6,182	(40)%
Solis bond waiver fee	-	(11,221)	11,221	100%
Other expense	(221)	(259)	38	(15)%
Total for discontinued operations	$(9,434)	$(26,875)	$17,441	(65)%
Total for the period	$(14,583)	$(29,758)	$15,175	(48)%

Total other expenses for continuing operations decreased by $1.3 million for the three months ended September 30, 2024 compared to the same period in 2023 due to a decrease in interest expense paid on US loans. The Company recorded a $1.1 million positive movement in fair value on the convertible debt and private warrant issued during the quarter. See Note 5 for additional details.

Total other expenses for continuing operations increased by $2.3 million for the nine months ended September 30, 2024 compared to the same period in 2023, due to a $2 million increase in interest expense, a $0.5 million reduction in valuation on the Forward Purchase Agreement, a $0.9 million positive movement in fair value on the convertible debt and private warrant issued, and a $0.9 million loss on issuance of convertible debt and private placement warrants. This was partially offset by a $0.2 million gain recognized on the conversion of the Nordic ESG debt to shares in January 2024.

Total other expenses for discontinued operations decreased by $13.4 million for the three months ended September 30, 2024 and by $17.4 million for the nine months ended September 30, 2024 compared to the same periods in 2023. Interest expense decreased in 2024 after Solis made payment against the principal Bond balance. Additionally, Solis recognized a waiver fee of $11.2 million in 2023.

Net Loss

Net loss for continuing operations increased by $0.6 million for the three months ended September 30, 2024 compared to the same period in 2023. This is primarily due a reduction in revenues of $1.2 million and increase in SG&A expenses of $0.6 million driven by additional costs associated with being listed on Nasdaq, and development costs of $0.7 million. This was partially offset by a decrease in cost of revenues of $0.2 million, depreciation of $0.4 million due to asset sales, interest expense of $0.2 million, and other expense of $1.1 million as described above.

Net loss for continuing operations increased by $7.7 million for the nine months ended September 30, 2024 compared to the same period in 2023. This is primarily due to a $2.7 million reduction in revenues and an increase in SG&A expenses of $4.2 million due to costs associated with being listed on Nasdaq, interest expense of $2 million, development costs of $0.4 million, and other expense of $2.3 million as described above. This was partially offset by a decrease in cost of revenues of $0.7 million, and depreciation of $1.2 million.

Net loss for discontinued operations decreased by $10.1 million for the three months ended September 30, 2024 compared to the same period in 2023. This is primarily due to a decrease in revenues of $5 million, cost of revenues of $0.5 million, SG&A expenses of $0.9 million, depreciation of $0.7 million, interest expense of $2.1 million, other expense of $11.3 million, and tax expense of $0.2 million. This was offset by an increase in the costs associated to the disposal of Romanian assets of $0.7 million

Net loss for discontinued operations decreased by $10.8 million for the nine months ended September 30, 2024 compared to the same period in 2023. This is primarily due to a decrease in revenues of $13.5 million, cost of revenues of $1.7 million, SG&A expenses of $0.9 million, depreciation of $2 million, development costs of $0.4 million, interest expense of $6.2 million, other expense of $11.4 million, and tax expense of $0.2 million. This was offset by a gain of $2.2 million for the sale of the Poland and Rilland solar park in January and February 2024 and in increase in the costs associated to the disposal of Romanian assets of $0.6 million

Liquidity and Capital Resources

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of September 30, 2024 and December 31, 2023:

	As of September 30	As of December 31
	2024	2023
	(in thousands)
Convertible debt, secured	$2,020	$-
Senior Secured debt and promissory notes	31,514	32,312
Total debt	33,534	32,312
Less current maturities	(33,534)	(32,312)
Long term debt, net of current maturities	$-	$-

Current Maturities	$33,534	$32,312
Less current debt discount	(322)	(725)
Current Maturities net of debt discount	$33,212	$31,587

	As of September 30	As of December 31
	2024	2023
	(in thousands)
Cash and cash equivalents	$290	$4,042
Available capital from continuing operations	$290	$4,042

Discontinued operations:
Cash and cash equivalents	$710	$1,361
Restricted cash	5	19,161
Available capital from discontinued operations	$715	$20,522

Restricted Cash relates to balances that are in the bank accounts for specific defined purposes and cannot be used for any other undefined purposes. The decrease was related to payments paying down the principal of the Green Bonds. Refer to Footnote 3 – Summary of Significant Accounting Policies for further discussion of restricted cash.

Liquidity Position

Our consolidated financial statements for the three and nine months ended September 30, 2024 and for the year ended December 31, 2023 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

On March 20, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC therein stating that for the 32 consecutive business day period between February 2, 2024 through March 19, 2024, the Common Stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until September 16, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. The Company, on September 19, 2024, received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the eligibility for a second 180-day compliance period. The Company further to same, requested an appeal of the Staff’s determination on September 26, 2024, and recently effected the 2024 Reverse Stock Split on October 11, 2024. The Company regained compliance with the Bid Price Rule on October 28, 2024, but there can be no assurance that the Company will maintain compliance with any of the other Nasdaq continued listing requirements.

On May 6, 2024, we received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “ALCE.” In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until November 4, 2024, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending November 4, 2024. The Company believes that it can also regain compliance by meeting the continued listing standard of a minimum stockholders’ equity of at least $2.5 million. The Company had not regained compliance by November 4, 2024, and the Nasdaq staff provided written notice to the Company that its securities are subject to delisting. See Subsequent Events Footnote for more information. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary project financing to execute our transatlantic business plan.

Financing Activities

In January 2021, one of the Company’s subsidiaries, Solis Bond Company DAC (“Solis”), issued a series of 3-year senior secured green bonds in the maximum amount of $242.0 million (€200 million) with a stated coupon rate of 6.5% + EURIBOR and quarterly interest payments (the “Solis Bonds”). On October 3, 2024, the Company sold Solis and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. Solis accounted for 98% of group revenues for the nine months ended September 30, 2024. Solis bondholders continue to hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to EUR 10 million, and such assets will be divested to ensure repayment of up to EUR 10 million should it not be fully repaid by the maturity date of the Solis Bonds, which is currently set for November 17, 2024.

On December 21, 2022, the Company’s wholly owned Irish subsidiaries, AEG JD 01 LTD and AEG MH 03 LTD entered in a financing facility with Deutsche Bank AG (“Lender”). This is an uncommitted revolving debt financing of up to €500,000,000 to finance eligible project costs for the acquisition, construction, and operation of installation/ready to build solar PV plants across Europe. (the “Warehouse Facility”). The Warehouse Facility, which matures on the third anniversary of the closing date of the Credit Agreement (the “Maturity Date”), bears interest at Euribor plus an aggregate margin at a market rate for such facilities, which steps down by 0.5% once the underlying non-Euro costs financed reduces below 33.33% of the overall costs financed. The Warehouse Facility is not currently drawn upon, but a total of approximately €1,800,000 in arrangement and commitment fees is currently owed to the Lender. Once drawn, the Warehouse Facility capitalizes interest payments until projects reach their commercial operations dates through to the Maturity Date; it also provides for mandatory prepayments in certain situations. Subsequently, on November 5, 2024, the Company sold AEG JD 01 LTD and AEG MH 03 LTD to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details.

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement was further extended to May 31, 2024. As of the date of this report, this loan is in default; however, management is in active discussions with the lender to renegotiate the terms. Due to these addendums, $2.5 million of interest was recognized in the nine months ending September 30, 2024. The Company had principal outstanding of $11.2 million and $11.0 million as of September 30, 2024 and December 31, 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.25% and an original maturity date of June 29, 2023. On January 26, 2024, the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. On October 11, 2024, management renegotiated the terms with the lender to extend the maturity date to March 29, 2025. The Company had principal outstanding of $5.4 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.25% and due May 31, 2024. On July 2, 2024, management renegotiated the terms with the lender to a revised interest rate of 11% and to extend the maturity date to November 30, 2024. This note had a principal outstanding balance of $717 thousand as of September 30, 2024 and December 31, 2023, respectively. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries, including Alt US 03, to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. The project is expected to start operating in Q1 2026. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. The Company had a principal outstanding balance of $7.0 million as of September 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024. As of the date of this report, this loan is in default; however, management is in active discussions with the lender to renegotiate the terms. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries, including this project, to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ‘Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. This note had a principal outstanding balance of $2.9 million as of September 30, 2024 and December 31, 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million. In March 2024, the Company began accruing interest at a rate of 10%. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5 year term and fair value of $86 thousand. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details. Prior to the transaction, Alternus Energy Americas assigned this note to the Company directly. The Company had a principal outstanding balance of $1.8 million as of September 30, 2024 and $3.2 million as of December 31, 2023.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. The project is expected to start operating in Q2 2025. 100% of offtake is already secured by 30-year power purchase agreements with two regional utilities. This note had a principal outstanding balance of $1.1 million as of September 30, 2024 and December 31, 2023, respectively. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024. As of the date of this report, this loan is in default; however, management is in active discussions with the lender to renegotiate the terms. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries, including Alt US 07, to Alternus Energy Group plc, the Company’s majority shareholder. See Subsequent Events Footnote 23 for further details.

For the year ended December 31, 2023, 9,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle CLIN promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $125 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note with a 10% interest maturing in March 2025 as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

On March 21, 2024, ALCE and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 9,000 shares to the Sponsor in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $11.75 on the date of issuance.

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

For the nine months ending September 30, 2024 and 2023, the Company incurred operating lease expenses from continuing operations of $157 thousand and $112 thousand, respectively. The following table summarizes the Company’s future minimum contractual operating lease payments as of September 30, 2024.

Maturities of lease liabilities as of September 30, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2024 Oct 1 – Dec 31	$71
2025	193
2026	199
2027	205
2028	212
Thereafter	2,054
Total lease payments	2,934
Less imputed interest	(1,721)
Total	$1,213

The Company had no finance leases as of September 30, 2024.

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

For the Nine Months Ended September 30, 2024 compared to September 30, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
	2024	2023	Change ($)
	(in thousands)
Net cash provided by (used in) operating activities	(1,820)	(2,267)	(447)
Net cash provided by (used in) operating activities – Discontinued Operations	(4,579)	(6,982)	(2,403)

Net cash provided by (used in) investing activities	(6,544)	(10,341)	(3,797)
Net cash provided by (used in) investing activities – Discontinued Operations	69,019	(179)	69,198

Net cash provided by (used in) financing activities	664	6,560	(5,896)
Net cash provided by (used in) financing activities – Discontinued Operations	(80,422)	13,489	(93,911)

Effect of exchange rate on cash	124	(79)	203

Net Cash Used in Operating Activities

Net cash used in continuing operating activities for the nine months ended September 30, 2024 compared to 2023 decreased by $0.4 million. The increase of $7.7 million in 2024 was primarily driven by an increase in selling, general, and administrative expenses, an increase in interest expense, an increase in other expenses as described above, and a decrease in revenues in the first nine months of 2024. The remaining decrease was a result of the normal fluctuations of receivables and payables over the normal course of business operations.

Net cash used in discontinued operating activities for the nine months ended September 30, 2024 compared to 2023 decreased by $2.4 million. This was a result of the normal fluctuations of receivables and payables over the normal course of business operations.

Net Cash Used in Investing Activities

Net cash used in continuing investing activities for the nine months ended September 30, 2024 compared to 2023 decreased by $3.8 million. This was a result of decreased spending for new property, plant, and equipment, development endeavors, and current construction projects in 2024.

Net cash provided by discontinued investing activities for the nine months ended September 30, 2024 compared to 2023 increased by $69.2 million. This was a result of the cash received for the sale of the Polish parks of $59.4 million and from the sale of the Netherlands park of $7.1 million.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the nine months ended September 30, 2024 compared to 2023 decreased by $5.9 million mainly driven by a decrease in proceeds received from new construction loans as the Company acquired funding for new projects in 2023.

Net cash used in discontinued financing activities for the nine months ended September 30, 2024 compared to 2023 increased by $93.9 million mainly driven by the $75.2 million payment made towards the Solis Bonds principal balance and $7.3 million less repayment to shareholder loans within the Company. Additionally, the Solis Bond waiver fee of $11.2 million was assessed and added to the Bond principal balance in 2023.

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

Our management, with the participation and supervision of our Chief Executive Officer who is also the acting Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

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

The material weaknesses described above could result in a material misstatement to substantially all of the Company’s accounts or disclosures. These material weaknesses lead management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Previously Reported.  The information set forth in this Report under Footnote 14: Commitments and Contingencies: Litigation is incorporated by reference in this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in Form 10-K, filed with the SEC on April 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

●	On August 22, 2024, 200,000 shares of restricted common stock were issued to Hover valued at $10.00 per share as partial consideration for the establishment of a joint venture.

●	On October 1, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with 3i, LP pursuant to which we issued a senior unsecured convertible note in the aggregate principal amount of $2,500,000, with a twelve percent (12.0%) original issue discount and an interest rate of seven percent (7.0%) per annum (the “October 2024 Convertible Note”), and a warrant (the “October 3i Warrant”) to purchase shares of common stock equal to 50% of the face value of the Convertible Note divided by the volume weighted average price (the “October 3i Note Transaction”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 212,784 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted so that as of November 12, 2024, it is adjusted to purchase up to 283,714 shares exercisable at $1.50 per share. We also issued a warrant to purchase 21,278 shares of common stock with an exercise price of $2.20 per share to the placement agent as part of the fees associated with this offering. On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 162,628 shares of Common Stock exercisable at $2.00 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024, to purchase up to 216,838 shares at an exercise price of $1.50 per share. We also issued a warrant to purchase 16,263 shares of common stock with an exercise price of $2.20 per share to the placement agent as part of the fees associated with this offering. On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 303,978 shares of Common Stock exercisable at $1.50 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount.

●	On October 9, 2024 the Company issued 20,000 shares of restricted common stock valued at $2.70 per share to a third party consultant in exchange for services.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Form of Certificate of Amendment: Third Amended and Restated Certificate of Incorporation of the Registrant, amended as of September 30, 2024. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 30, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc., dated October 3, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 9, 2024)
4.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on October 3, 2024.
4.2	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on October 3, 2024.
10.1	Form of Securities Purchase Agreement, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on October 3, 2024.
10.2	Form of Registration Rights Agreement, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on October 3, 2024.
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on October 3, 2024.
10.5	Heads of Terms for Joint Business Venture by and between the Company and Hover Energy LLC dated August 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on August 13, 2024.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2024	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Interim Chief Financial Officer, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 2024.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer, and	November 19, 2024
Vincent Browne	Interim Chief Financial Officer
(Principal Executive Officer)

/s/ Aaron T. Ratner	Director	November 19, 2024
Aaron T. Ratner

/s/ Nicholas Parker	Director	November 19, 2024
Nicholas Parker

/s/ Tone Bjornov	Director	November 19, 2024
Tone Bjornov

/s/ John McQuillan	Director	November 19, 2024
John McQuillan

/s/ John Thomas	Director	November 19, 2024
John Thomas