Form 10-K
period 2024-12-31
Alternus Clean Energy, Inc.
filed 2025-06-06
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000, New York, NY 10004

(212) 739-0727

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 739-0727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	OTCQB Market
Warrants, each whole warrant exercisable for one share of Common Stock	ACLEW	OTC Pink Market

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

Yes ☐    No ☒

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

Yes: ☐    No: ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024, based on the closing price of $9.18 for shares of the Registrant’s Class A common stock as reported by The Nasdaq Stock Market, was approximately $29,500,000. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on June 6, 2025 was 119,718,354.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to successfully integrate into our business and recognize the anticipated benefits of recently completed business combinations and related transactions and generate profit from their operations;

●	changes in applicable laws or regulations;

●	a financial or liquidity crisis;

●	the effects of inflation and changes in interest rates;

●	geopolitical factors, including, but not limited to, the Russian invasion of Ukraine and the Israel-Hamas war;

●	the risk of global and regional economic downturns;

●	the projected financial information, anticipated growth rate, and our market opportunity;

●	foreign currency, interest rate, exchange rate and commodity price fluctuations;

●	various environmental requirements;

●	retention or recruitment of executive and senior management and other key employees;

●	the possibility that Alternus may be adversely affected by other economic, business, and/or competitive factors;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to manage its growth effectively;

●	our ability to achieve and maintain profitability in the future;

●	our ability to access sources of capital to finance operations and growth;

●	the success of strategic relationships with third parties;

●	the impact of reduction, modification or elimination of government subsidies and economic incentives (including, but not limited to, with respect to solar parks);

●	the impact of decreases in spot market prices for electricity;

●	dependence on acquisitions for our growth;

●	inherent risks relating to acquisitions and our ability to manage its growth and changes to our business;

●	risks relating to developing and managing renewable solar projects;

●	risks relating to photovoltaic plant quality and performance;

●	risks relating to planning permissions for solar parks and government regulation;

●	the need for significant financial resources (including, but not limited to, for growth in our business);

●	the need for financing in order to maintain future profitability;

●	the lack of any assurance or guarantee that we can raise capital or meet its funding needs;

●	our limited operating history; and

●	other factors detailed herein under the section entitled “Risk Factors.”.

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

●	Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

●	Decreases in the spot market price of electricity could harm our revenue and reduce the competitiveness of solar parks in grid-parity markets.

●	Our power purchase agreements may not be successfully completed.

●	The seasonality of our Subsidiaries’ operations may materially affect our business, results of operations, cash flow, and financial condition.

●	The acquisition of renewable energy facilities or of companies that own and operate renewable energy facilities is subject to substantial risk.

●	The delay between making significant upfront investments in solar parks and receiving revenue could materially and adversely affect our liquidity, business and results of operations.

●	Solar project development is challenging and may ultimately not be successful and miscalculations in planning a project may negatively affect engineering procurement and construction (“EPC”) prices, all of which could increase the costs, delay or cancel a project, and have a material adverse effect on its business, financial condition, results of operations and profit margins.

●	Development activities may be subject to cost overruns or delays, which may materially and adversely affect our financial results and results of operations.

●	PV plants quality or PV plants performance.

●	Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned outages, reduced output, interconnection or termination issues, or other adverse consequences.

●	We and any third parties with which we do business may be subject to cyber-attacks, network disruptions, and other information systems breaches, as well as acts of terrorism or war that could have a material adverse effect on our business, NAV, financial condition, and results of operations, as well as result in significant physical damage to our renewable energy projects.

●	We depend on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

●	We are subject to risks associated with fluctuations in the prices of PV modules and balance-of-system components or in the costs of design, construction and labor.

●	Refurbishment of renewable energy facilities involve significant risks that could result in unplanned power outages or reduced output.

●	Our project operations may be adversely affected by weather and climate conditions, natural disasters and adverse work environments.

●	Business interruptions, whether due to catastrophic disasters or other events, could adversely affect Alternus’ operations, financial condition and cash flows.

●	Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

●	Fluctuations in foreign currency exchange rates may negatively affect our revenue, cost of sales and gross margins and could result in exchange losses.

●	If we fail to comply with financial and other covenants under debt arrangements, our financial condition, results of operations and business prospects may be materially and adversely affected.

●	We are subject to counterparty risks under our FiT price support schemes.

●	Our international operations require significant management resources and present legal, compliance and execution risks in multiple jurisdictions.

●	The development and installation of solar energy systems is highly regulated; we may fail to comply with laws and regulations in the countries where it develops, constructs and operates solar power projects and the government approval process may change from time to time, which could severely disrupt our business operations.

●	Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation may not continue, and changes to these regulations and policies might deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

●	Risk related to legal rights to real property in foreign countries.

●	The Company conducts its business operations globally and is subject to global and local risks related to economic, regulatory, tax, social and political uncertainties.

●	Recent increases in inflation and in the United States and internationally could adversely affect our business.

●	The solar energy industry is a new and evolving market, which may not grow to the size or at the rate we expect.

●	Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for solar energy systems does not develop or takes longer to develop than we anticipate.

●	Our business has benefited from the declining cost of solar energy system components, and might be harmed to the extent that declines in the cost of such components stabilize or that such costs increase in the future.

●	Although average selling prices of solar modules in many global markets have declined for several years, recent spot pricing for solar modules has increased, in part, due to elevated commodity and freight costs.

●	Shortages in the supply of silicon could adversely affect the availability and cost of the solar photovoltaic modules used in our solar energy systems.

v

●	A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations.

●	Electric utility statutes and regulations and changes to such statutes or regulations might present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

●	Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenue and net income to decline.

●	The ability to deliver electricity to our various counterparties requires the availability of and access to interconnection facilities and transmission systems.

●	We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

●	Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.

●	We may be unable to maintain the listing of our securities on Nasdaq in the future.

●	We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

●	We may face litigation and other risks as a result of the Restatement of our Condensed Consolidated Financial Statements as of and for the Three Months Ended March 31, 2024.

●	Adverse publicity and potential concerns from our customers relating to or arising from the Restatement could have an adverse effect on our business and financial condition.

●	Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

●	If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

PART I

Item 1. Business

Each of the terms “Alternus,” the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to Alternus Clean Energy, Inc., formerly known as Clean Earth Acquisitions Corp., and where appropriate, our wholly owned subsidiaries.

The Company

The Company was incorporated on May 14, 2021 under the laws of Delaware and currently has 14 employees; 7 employees are located Dublin, Ireland, 2 are located at the Company’s headquarters located in New York, 2 remote employees in the US and 3 are located in Europe. Our employees perform various services such as business development, finance, and management functions.

We are a comprehensive clean energy provider with a current focus on renewable energy generation with plans to expand into additional business activities in other market segments that provide sustainable operations and support a circular economy. Through strategic investments we are building a portfolio of assets poised to lead the transition to a more sustainable energy future. Alternus Clean Energy is building a comprehensive clean energy platform designed to deliver reliable power to customers 24/7- 365, in turn, supporting the global shift toward energy independence and security.

Our current energy generation activities focus on two main market segments: (1) utility-scale solar and storage facilities that connect and supply clean energy directly to national power grids under long-term offtake contracts and (2) microgrids that generate on site, ‘behind-the-meter’, clean energy to corporate clients that have a combination of wind, solar, and storage facilities installed within their own facilities.

The Company currently operates these businesses in North America and Europe.

Business Model

As a comprehensive renewable energy business, Alternus operates across the entire renewable energy project lifecycle, from early-stage development through construction, long-term ownership, and recurring revenue generation. Our high-value “develop-to-own or sell” model is designed to minimize capital and equity requirements while maximizing value capture throughout each project phase.

Alternus Clean Energy Project Stage Classification:

The earlier in the cycle that we acquire new projects means we retain more of the project market value created as it passes each milestone. If we acquire projects further along the value chain, then we pay more capital (and value) to third parties for those projects. The value creation at each stage results from the de-risking of the projects as they get closer to operation and as a result, attract higher valuations at the later stages as the project risk declines. This method of operation is designed to bring more of the value created during the development cycle directly to Alternus, thereby reducing equity requirements to build out a larger portfolio, as the margins captured can be reinvested in future growth. In addition, it provides greater certainty of future revenue streams as the projects owned today reach planned operation dates in the future.

We generate our new project pipeline by working closely with a cultivated network of local and international project development and strategic partners, that provide a continuous pipeline of new projects for acquisition and construction and operation.

We believe that a core benefit of being a long-term owner of these projects are the long-term recurring revenues and income, under long-term Power Purchase Agreements (“PPA”s) or via service contracts to clients created from the stable and predictable income streams as the cumulative operational portfolio grows. Every time we add a new project into the portfolio; we get a potential lift in long-term incomes that accumulates each time creating long-term sustainable value for shareholders from the recurring revenue streams.

Notwithstanding this core focus, Alternus retains the option to sell certain assets at a profit that would be immediately accretive to both income and cash and therefore reduce the need to issue additional equity to public markets to support the business. This is particularly evident in the Microgrids segment where projects that do not meet our long-term economic criteria, or where the client prefers to own the facilities directly, are sold as ‘turnkey’ for the full capital costs plus a margin.

Revenue Model:

Alternus generates revenues from two areas (1) sale of clean energy, under long-term offtake agreements, to national power grids (Utility Scale Solar and Storage) or to corporate clients (Microgrids) and (2) sale of turnkey solutions to clients for the full amount of capital expenditure plus a margin.

Sale of Clean Energy – Utility Scale and Storage

The clean energy generated from a Utility Scale renewable energy project is delivered directly to national utility power grids. Revenues are booked by multiplying the energy produced, measured in megawatt hours (MWh), by the energy rate attributable to the hours during the reporting period. The rates received from either local government or investment grade commercial customers are contracted under long-term contracts and/or from local energy markets at the market rates prevailing as the energy is delivered. At any one time, Alternus aims to have approximately 70% of the energy rates contracted long-term on a portfolio basis. This revenue mix creates high margin and long-term predictable income streams that provide us with more flexible debt options that we deploy in ways to maximize returns on equity.

Energy-as-a-Service (EaaS) for Corporates:

The clean energy generated from our Microgrid renewable energy facilities is delivered and consumed by corporate clients where the facilities are installed. Revenues are either booked by multiplying the energy produced, measured in kilowatt hours (KWh), by the rate paid for these hours during the reporting period, or a monthly fixed service fee as agreed with the client.

Sales of Turnkey Microgrid Facilities to Clients:

Where an energy facility or project does not meet the Company’s long-term economic criteria or where the client prefers to own the facilities directly, then Alternus books revenues for these sales by billing the client for the full contracted capital costs plus an agreed margin once all of the criteria contained in the sales contract are delivered. There were no turnkey sales during 2023 or 2024.

Vision and Strategy:

We are expanding beyond our core utility solar operations by integrating microgrids and on-site generation systems that provide customers with energy resilience, grid independence, and long-term cost savings. These customer deployed systems enable faster revenue realization and lower capital intensity compared to utility scale projects.

To accelerate this transition, we are actively forming strategic partnerships and pursuing targeted ventures and acquisitions in high-growth areas such as battery storage and circular economy energy systems. These additions enhance our technical capabilities, diversify revenue streams, and strengthen our ability to meet the rising demand for consistent power driven by AI, data centers, and industrial onshoring.

This strategy builds on our foundation as an integrated independent power producer (IPP) with experience developing a portfolio of renewable energy assets across North America and Europe. By owning and operating long-term contracted energy projects, we generate stable, recurring income while unlocking lasting value for shareholders.

With strong regulatory tailwinds and rapidly growing global demand for sustainable and reliable energy, Alternus is well positioned to scale as a more comprehensive energy provider, broadening our market reach, enhancing financial performance, and advancing our mission to power a cleaner, more resilient energy future.

To achieve its goals, the Company intends to pursue the following strategies:

●	Continue our growth strategy of acquiring utility scale clean energy (e.g., solar, battery storage and other technologies) projects that are either in development, in construction, newly installed or already operational, in order to build a diversified portfolio across multiple geographies;

●	Pursue expansion into complementary or strategic market segments either through M&A or strategic partnerships that enhance and diversify our core energy generation business. These additional segments are designed to create independent income streams and strengthen our asset platform;

●	Strengthen long-term relationships with high-quality developers and other partners, both local and international, to reduce competition in acquisition pricing and provide Alternus with exclusive rights to projects at varying stages of development. This provides the Company with a better understanding of the markets we address and, in some cases, enables it to contract for projects in a less competitive environment;

●	Expand our US and European portfolio in regions with attractive returns on investments, and increase the Company’s long-term recurring revenue and cash flow;

●	Secure strong and predictable cash flows via long-term FiT (feed-in tariff) contracts combined with the Company’s efficient operations. This allows for high leverage capacity and flexibility of debt structuring. Our strategy is to reinvest of project cash flows into additional projects to provide non-dilutive capital for Alternus to “self-fund” organic growth;

●	Optimization of financing sources to support long-term growth and profitability in a cost-efficient manner;

●	As a renewable energy company, we are committed to growing our portfolio of projects in the most sustainable way possible. Alternus is highly aware and conscious of the ever growing need to mitigate the effects of climate change which is evident by its core strategy. As the Company grows, it intends to establish a formal sustainability policy framework in order to ensure that all project development is carried out in a sustainable manner, mitigating any potential local and environmental impacts identified during the development, construction, and operational process.

Given the long-term nature of our business, Alternus operates with a strategic focus on sustained value creation rather than short-term quarterly performance. Our approach prioritizes maximizing long-term shareholder returns by developing projects from the ground up and acquiring assets at various stages of maturity, whether in development, under construction, or already operational. In parallel, we are expanding into complementary market segments that enhance our operational capabilities and financial performance, strengthening the foundation for consistent, scalable growth.

Our Operating Subsidiaries

As of the date of filing, the Company is a holding company that operates through operating subsidiaries, as listed in Exhibit 21.1 to this Annual Report on Form 10-K.

Competitive Strengths

The Company believes the following competitive strengths have contributed and will continue to contribute to its success:

●	Fully Integrated Clean Energy Provider Model:

We operate as a comprehensive energy provider, managing the full renewable energy value chain across both utility scale and behind-the-meter microgrid markets. This “develop-to-own or sell” strategy enables the Company to capture greater margin and retain control from early-stage development through to long-term operations or strategic monetization, unlike peers focused solely on operational asset acquisitions.

●	Experienced and Adaptive Management Team:

The leadership team brings decades of collective experience in capital markets, energy infrastructure, project development, and public company governance. Recent partnerships also bolster technical and operational capabilities in areas such as microgrids, reinforcing the Company’s strategic direction.

●	Capital-Efficient Growth Through Project-Level Leverage:

Our approach emphasizes projects with minimal to no owner equity requirements, particularly in the U.S. where tax equity (ITC) and long-term debt can fund up to 100% of project costs. This model allows for rapid, capital-efficient scaling and high-return deployments, freeing up corporate equity for strategic growth.

●	Transatlantic Market Footprint Mitigates Risk:

With operations and revenue targets split between North America and Europe by 2029, Alternus is uniquely positioned to reduce geopolitical and regulatory concentration risk. The diversified presence enhances resilience and positions the Company to capture incentives from multiple clean energy policy regimes.

●	Unique Microgrid Technology and Offerings:

Through partnerships such as with Hover Energy, Alternus delivers differentiated microgrid solutions combining rooftop wind, solar, storage, and AI-based energy management systems. This provides a compelling and exclusive offering, particularly in the high-growth commercial and industrial market segments.

●	Proven International Expansion and Partner Network:

The Company’s ability to enter new geographies and establish strong local partnerships has enabled consistent expansion across Europe and North America. These local relationships and Alternus’ development track record provide a competitive edge in securing grid access, permits, and financing in highly competitive markets.

●	Flexible and Technology Agnostic Strategy:

Alternus is not tied to specific technologies or suppliers, allowing it to source best-in-class components and services globally. This flexibility supports cost optimization and futureproofing as new solutions and innovations emerge in the renewable energy space.

Competitive Landscape

The competitive landscape of the global solar market is dynamic and characterized by intense competition, technological innovation, and evolving market dynamics. The global solar market is expected to continue its strong growth trajectory, driven by the increasing urgency to transition to clean energy sources. The competitive landscape will likely remain dynamic, with companies focusing on technological innovation, cost competitiveness, and strategic partnerships to gain and maintain market share. Diversification of supply chains and the integration of energy storage solutions will be crucial trends, shaping the future of the industry.

Energy generation and infrastructure development remain capital-intensive and increasingly competitive industries. Alternus competes across various segments including utility scale solar, storage, and microgrids projects, against a broad range of market participants such as renewable energy developers, Independent Power Producers (IPPs), institutional investors, and specialist funds and other operators. Competition varies depending on the stage of project development and the segment.

In the utility scale market, the Company competes on factors such as cost of capital, technical and operational expertise, access to pipeline, speed of execution, and ability to monetize green attributes (e.g., tax credits, RECs, carbon offsets). In the microgrid space, Alternus faces competition from vertically integrated solution providers, EPC firms, and local or regional developers targeting commercial and industrial (C&I) customers.

Competitor Type	Competitor Strengths	Competitor Weaknesses	How Alternus Competes
Pension Funds / Insurance Companies	Very low cost of capital; large pools of deployable capital; preference for long-term stable returns	Typically, only acquire operational assets; avoid development and construction risk; prefer large-scale projects	Focuses on fragmented, mid-size markets and earlier-stage entry points; partners with smaller developers who are not targets for these larger funds
Energy Companies / Utilities	Strong balance sheets; vertically integrated; brand recognition	Often bureaucratic; may lack agility in smaller markets or niche segments	Offers flexible strategic partnership structures and faster execution; positions as long-term owner-operator to attract local developers and partners
Specialist Investment Funds	Agressive acquisition strategies ; flexible capital structures	Often exit-focused, limiting long-term partnerships; tend to compete for same-scale assets	Differentiates with develop-to-own/sell model, deep partner network, and exclusive ROFR agreements with developers to secure pipeline
Other IPPs / Developers	Local relationships; proven track records	Limited capital or scale; exposure to single markets or technologies	Uses transatlantic footprint, project funding structures (e.g., tax equity, ITCs), and flexible ownership/sale strategies to de-risk execution

Alternus secures pipeline by entering early into project development stages, partnering with niche and local developers, and locking in acquisition rights via strategic agreements such as right-of-first refusal (ROFR) contracts. These strategies reduce exposure to high competition bidding for operational assets, where institutional capital typically dominates.

Although the clean energy market is increasingly crowded, it remains highly fragmented. Most geographies, especially in the microgrid and distributed generation space, lack consolidation. With its public company status, strong governance, and capital-efficient model, Alternus is positioned to pursue selective M&A and joint ventures, particularly in underserved markets or adjacent technologies, enabling further strategic differentiation.

While competition is expected to intensify as markets mature and renewable energy targets are approached, the Company believes its diversified strategy, operational flexibility, and strategic focus provide sustainable competitive advantages for long-term growth and resilience.

Nevertheless, the Company expects to face increased competition in all aspects of its business, target markets and industry segments, financing options, and partner availability as markets mature as countries reach their targeted renewable energy generation.

The Market

The global energy landscape is undergoing a significant transformation, with renewable energy solutions gaining increasing prominence. The world’s appetite for energy is rising at an accelerated pace, primarily driven by the power sector to meet the increasing demands of cooling, industrial consumption, the electrification of transportation, and the burgeoning growth of data centers and artificial intelligence.1 This surge in demand necessitates a fundamental shift in how energy is generated and supplied. Traditional reliance on fossil fuels is increasingly unsustainable due to environmental concerns and the finite nature of these resources, positioning renewable energy as a critical and viable alternative.

[1]	Global Energy Review 2025 – Analysis - IEA, accessed May 1, 2025, https://www.iea.org/reports/global-energy-review-2025

Projections indicate that renewable sources are on track to meet almost half of the global electricity demand by the end of this decade, with solar power taking the lead in this remarkable expansion.2 This signifies a major restructuring of the global power mix, underscoring the increasing cost-competitiveness and overall viability of renewable energy technologies. The International Energy Agency (IEA) projects that global renewable electricity generation is forecast to climb to over 17,000 terawatt-hours (TWh) by 2030, an increase of almost 90% from 2023. This capacity would be sufficient to meet the combined power demand of China and the United States in 2030.3

Drivers for Renewable Energy Adoption:

Climate Change and Environmental Impact: The combustion of fossil fuels for energy production stands as the primary driver of greenhouse gas emissions, which are responsible for global warming and widespread environmental damage. As the impacts of climate change become increasingly severe and evident, there is an urgent and growing need to transition to cleaner energy sources. Renewable energy sources, in contrast to fossil fuels, emit minimal to no greenhouse gases during their operational phase. This fundamental difference underscores the direct environmental benefit of adopting renewable energy technologies as a key strategy in combating climate change. Renewable energies play a crucial role in reducing overall Greenhouse Gas (GHG) emissions, thereby contributing to improved air quality and a significant mitigation of the adverse effects of climate change.

Energy Security and Independence: National dependence on fossil fuels, particularly oil and gas, has historically exposed many nations to geopolitical risks and potential disruptions in supply. Renewable energy sources, such as solar, wind, hydro, and geothermal, offer a pathway to enhance energy security as they can be developed locally, thereby decreasing reliance on imported fuels and bolstering a nation’s energy independence. These renewable resources are available in virtually all countries, providing a viable route to reduce import dependency and allowing nations to diversify their economies while shielding them from the unpredictable price fluctuations associated with fossil fuels. Expanding renewable power capacity rapidly and strategically not only addresses immediate energy security concerns but also offers a sustainable solution for the long-term. This dynamic is also now driving microgrid deployments as corporates seek energy independence from creaking and overworked and increasingly scarce grid connectivity and performance.

Economic Advantages: Renewable energy has largely emerged as the most economically competitive option for new power generation. The prices for renewable energy technologies have been dropping rapidly in recent years. For instance, the cost of electricity from solar power fell by 85% between 2010 and 2020, while the costs of onshore and offshore wind energy decreased by 56% and 48%, respectively.4 This increasing cost-competitiveness makes renewable energy an increasingly attractive choice compared to traditional fossil fuel-based generation. Furthermore, investments in renewable energy infrastructure not only stimulate local economies through job creation but also contribute to lower energy costs for consumers and businesses over time. The growth of the renewable energy sector has already generated millions of jobs worldwide and continues to attract substantial capital investment, positioning it as a key driver of economic growth and job creation in the future.

Long-term Investment Opportunities: The transition towards clean energy is expected to maintain its momentum, driven by the growth of cleantech manufacturing, advancements in artificial intelligence, and the increasing importance of carbon markets. These sectors are generating significant demand for renewable energy, creating substantial investment opportunities in the renewable energy supply chain. While investment in renewable energy has reached record levels, further capital is essential to meet the ambitious global targets for decarbonization. This persistent need for investment presents a long-term potential for financial returns in the renewable energy sector. The declining costs of renewable energy technologies are making them increasingly competitive with fossil fuels, further enhancing their attractiveness as investment options.

[2]	Renewables could meet almost half of global electricity demand by 2030 – IEA | Electrek, accessed May 1, 2025, https://electrek.co/2024/10/08/renewables-could-meet-almost-half-of-global-electricity-demand-by-2030-iea/

[3]	Renewables - Energy System - IEA, accessed May 1, 2025, https://www.iea.org/energy-system/renewables

[4]	Renewable energy – powering a safer future | United Nations, accessed May 1, 2025, https://www.un.org/en/climatechange/raising-ambition/renewable-energy

Global Solar Market:

Solar continues to be the fastest growing and most cost-effective source of renewable energy globally. In 2023, the world added 447 GW of solar capacity, a growth of 87% over 2022, marking yet another record year for the industry. This brought the global installed solar capacity to 1,624 GW, exceeding the terawatt milestone reached in May 2022. Solar represented 78% of all new renewable capacity added in 2023, outpacing both fossil fuels and other clean energy sources. Despite this growth, solar still only accounts for 5.5% of global electricity demand, highlighting the enormous runway ahead.5

The global market for the engineering, procurement, and construction (EPC) of utility-scale solar photovoltaic (PV) projects is poised for significant expansion. Projections indicate growth from $61.94 billion in 2024 to $98.86 billion in 2029, representing a compound annual growth rate (CAGR) of 9.5%.6

This growth is primarily driven by the increasing global demand for electricity and a strong push towards renewable energy sources to mitigate climate change. Globally, renewable energy capacity is anticipated to grow substantially by 2030, with utility-scale solar PV expected to constitute the majority of this newly added capacity. Large-scale solar farms offer an efficient means of adding significant amounts of renewable energy to the grid, benefiting from economies of scale and technological advancements. The integration of energy storage solutions with utility-scale solar projects is also becoming an increasingly prevalent trend, aimed at enhancing grid stability and ensuring power availability even when solar generation fluctuates.

Overall, the global utility-scale solar market is demonstrating a consistent growth trajectory, fueled by favorable economics, supportive government policies, and the imperative to transition to cleaner energy sources.

Global Microgrid Market:

Growing demand for dependable energy, integration of renewable energy, energy security, regulatory backing, improvements in energy storage technology, and the requirement for sustainable, decentralized power solutions are the main factors propelling the microgrid industry. A microgrid is a local electric system, which can provide power either in parallel or isolation from electric grids. Shifting inclination from remote central station power plants to more localized and distributed generation for enhanced reliability, resiliency, and energy in cities, communities, and campuses is projected to have a substantial impact on market progress.

According to Market Digits, the global microgrid market demonstrated significant value in 2022, reaching USD 35.1 billion, and is projected to experience substantial growth, potentially reaching USD 108.1 billion by 2030.7 This represents a compound annual growth rate (CAGR) of 15.1%. Astute Analytica in April 2025 estimates the global microgrid market at USD 40.08 billion in 2024, with an even more optimistic projection of USD 191.01 billion by 2033, indicating a robust CAGR of 19.28% during the period of 2025–2033. Research and Markets forecasts the global microgrid market to exceed USD 163.17 billion in total revenues by 2033, growing from an estimated USD 41.69 billion in 2024 at a CAGR of 16.37% from 2025 to 2033.8 Meanwhile Grandview Research estimates the global market size at USD 76.88 billion in 2023 and anticipates reaching USD 224.34 billion by 2030, with a CAGR of 17.1% from 2024 to 2030.9

[5]	SolarPower Europe, Global Market Outlook for Solar Power 2024–2028

[6]	Growth Trends in the Utility Solar PV EPC Market, 2025-2029 – GlobeNewswire, May 1, 2025.

[7]	Microgrid Market Size, Share & Growth Analysis Report 2030 - Grand View Research, accessed May 1, 2025, https://www.grandviewresearch.com/industry-analysis/microgrid-market

[8]	Microgrid Market Set To Attain Valuation of US$ 191.01 Billion by 2033 | Astute Analytica, accessed May 1, 2025, https://www.globenewswire.com/news-release/2025/04/29/3070445/0/en/Microgrid-Market-Set-To-Attain-Valuation-of-US-191-01-Billion-by-2033-Astute-Analytica.html

[9]	Microgrid Market Size, Share & Growth Analysis Report 2030 - Grand View Research, accessed May 1, 2025, https://www.grandviewresearch.com/industry-analysis/microgrid-market

This consistent trend across multiple reports, despite slight variations in absolute figures, underscores the strong growth momentum in the global microgrid market. The overarching theme is a robust CAGR, generally ranging from 15% to 19% over the forecast period, signaling a significant expansion in the global microgrid market driven by similar underlying factors.

Alternus Specific Markets – US and Europe

Alternus operates across two primary regions: US and Europe. Both markets are undergoing a once-in-a-generation transition from fossil fuels to renewable energy, driven by a convergence of climate policy, energy security, and surging power demand, particularly from artificial intelligence (AI) growth and the reshoring of industrial activities in the U.S.

United States

In the U.S., the Inflation Reduction Act (IRA) has dramatically reshaped the renewables landscape by extending and expanding tax equity incentives and other financial tools designed to accelerate deployment through 2030. These measures have created a predictable investment environment and made clean energy development, particularly solar, storage, and microgrids, more financially attractive.

The United States utility-scale solar sector witnessed record-breaking capacity additions in 2024, demonstrating strong growth in the market for large solar energy projects. Projections from the US Energy Information Administration (EIA) indicate continued growth in solar capacity through the end of 2025. This sustained expansion is expected despite potential uncertainties in federal energy policy, as the underlying demand for clean energy continues to rise. However, a significant challenge that is anticipated to persist in 2025 and beyond is the presence of interconnection bottlenecks and transmission congestion. These limitations in grid infrastructure pose a barrier to the rapid deployment of utility-scale solar projects, impacting commissioning schedules and increasing project costs. While the Inflation Reduction Act has provided a substantial boost to the sector through incentives like the Investment Tax Credit (ITC), the development of adequate grid infrastructure needs to keep pace to support the continued expansion of utility-scale solar in the United States. It has been this market dynamic that Alternus addressed by expanding into microgrid solutions that do not have such constraints, are faster to revenues and have lower capex requirements.

The US microgrid market is anticipated to experience substantial expansion, with projections indicating a reach of USD 58 billion by 2030. This growth is expected to occur at a CAGR of 15.6% from 2024 to 2030.10 This significant market growth is driven by an increasing demand for reliable power, especially in the face of extreme weather events, and the growing integration of renewable energy sources into the power grid. Another analysis presents a more conservative estimate, valuing the US microgrid market at USD 7.9 billion in 2024 and forecasting it to reach USD 24.4 billion by 2033, with a CAGR of 13.3% from 2025-2033.11 A third source estimates the US microgrid market at USD 27.4 billion in 2023, projecting a reach of USD 49.2 billion by 2030 with a CAGR of 8.7%.12 This represents the most conservative growth estimate among the reports. However, despite these differences, all reports concur that the US microgrid market is poised for significant growth over the next five years, with CAGRs ranging from 8.7% to 15.6% and the projected market size in 2030 expected to be considerably larger than current valuations.

Europe

In Europe, the market has been further catalyzed by recent geopolitical instability, which has shifted the energy narrative from climate action alone to one centered on energy independence. European Commission President Ursula von der Leyen summarized this shift by stating “Energy security is one of the most pressing topics for Europe. The EU will diversify away from Russian fossil fuels and will invest heavily in clean renewable energy.”

With ambitious renewable energy targets, forecasted to more than quadruple generation capacity by 2030, the EU has introduced robust regulatory and financial support to accelerate the energy transition.13

The utility scale solar market in the European Union reached a new peak in capacity additions in 2024, although the rate of annual growth has decelerated compared to previous years. While the market continues to expand, this slowdown could be attributed to various factors such as grid infrastructure limitations and evolving incentive schemes for solar installations. Notably, utility-scale solar emerged as the largest market segment in the EU in 2024, surpassing residential rooftop solar installations in terms of market share. This shift indicates a growing focus on larger solar projects that can contribute significantly to achieving national and EU-wide renewable energy targets. Looking ahead, the European solar market is expected to experience more moderate annual growth rates, projected to be in the low single digits (3-7%) between 2025 and 2028. This stabilization in growth reflects the emergence of structural challenges, including grid bottlenecks and the increasing need for grid flexibility to accommodate the growing share of variable renewable energy. While rooftop solar has played a vital role in the past, utility-scale projects are now taking the lead in the European market, highlighting their importance in the region’s energy transition. Addressing grid infrastructure and implementing policies that promote grid flexibility will be crucial for sustaining the growth of utility-scale solar in Europe in the coming years.

The European microgrid market held a valuation of USD 2.9 billion in 2023, according to UnivDatos, and is projected to experience substantial growth, reaching USD 11.7 billion by 2032. This represents a strong CAGR of approximately 17.3% during the forecast period of 2024-2032. This growth is propelled by the increasing necessity to upgrade aging electricity infrastructure across the region and the implementation of off-grid electricity solutions, particularly in rural areas. Furthermore, the rapid transition towards electric vehicles in Europe has led to an increase in EV charging stations, many of which are powered by microgrids, further driving demand. Databridge market research predicts the Europe microgrid market to reach USD 87.6 billion by 2032 from USD 25.0 billion in 2024, with a CAGR of 17.07% during 2025-2032. The UK, a core market for Alternus, is identified as a key growth area, with its microgrid market projected to reach USD 9.4 billion by 2030, making it the fastest-growing regional market in Europe. Databridge see this rapid growth in the UK as likely driven by supportive regulatory frameworks and increasing investments in smart grid technologies.

[10]	US Microgrid Market Size & Outlook, 2023-2030 - Grand View ..., accessed May 1, 2025, https://www.grandviewresearch.com/horizon/outlook/microgrid-market/united-states

[11]	U.S. Microgrid Market Size, Trends and Analysis Report 2033 - IMARC Group, accessed May 1, 2025, https://www.imarcgroup.com/united-states-microgrid-market

[12]	Microgrid Market | Size, Share, Growth | 2024 - 2030, accessed May 1, 2025, https://virtuemarketresearch.com/report/microgrid-market

[13]	Energy Europa, accessed May 2, 2025, https://energy.ec.europa.eu/topics/renewable-energy/renewable-energy-directive-targets-and-rules/renewable-energy-targets_en

Key Collaborating Partners

Alternus works with large expert advisors to ensure the projects acquired are suitable and in-line with local and governmental laws, technologically sound and within appropriate operational parameters. All potential acquisitions undergo extensive and detailed due diligence and verification before completion.

Facilities and Corporate Information

Our headquarters are located at 17 State Street, Suite 4000, New York, NY 10004. Our main telephone number is (212) 739-0727. Our website is https://alternusce.com

Government Regulations

Environmental:

The Company is subject to environmental laws and regulations in the jurisdictions in which it owns and operates renewable energy facilities. These laws and regulations generally require that government permits and approvals be obtained and maintained both before construction and during operation of these renewable energy facilities. The Company incurs costs in the ordinary course of business to comply with these laws, regulations, and permit requirements. The Company does not anticipate material capital expenditures for environmental compliance for its renewable energy facilities in the next several years. While the Company does not expect that the costs of compliance would generally have a material impact on its business, financial condition or results of operations, it is possible that as the size of its portfolio grows, it may become subject to new or modified regulatory regimes that may impose unanticipated requirements on the business as a whole that the Company did not anticipate with respect to any individual renewable energy facility. Additionally, environmental laws and regulations frequently change and often become more stringent, or subject to more stringent interpretation or enforcement, and therefore future changes could require the Company to incur materially higher costs which could have a material negative impact on its financial performance or results of operations.

Regulatory Matters, Government Legislation, and Incentives:

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

Available Information

Our website address is https://alternusce.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Our substantial indebtedness could adversely affect our renewable energy business, financial condition and results of operations.

We believe that our substantial indebtedness will increase. As of December 31, 2024, we had $23.6 million in outstanding short-term borrowing. It is likely that we will continue to be highly leveraged. The degree to which we remain leveraged could have important consequences to stockholders of the Company, including, but not limited to:

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

Our business as a renewable energy company requires significant financial resources, and our growth prospects and future profitability depends to a significant extent on the availability of additional funding options with acceptable terms.

Our principal resources of liquidity to date have been cash from our operations and borrowings from banks and our shareholders. We have leveraged bank facilities in certain countries in order to meet working capital requirements for its activities. Our principal use of cash has been for pipeline development, working capital, and general corporate purposes.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extended the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”). On January 20, 2025 President Trump was inaugurated and his administration could reduce the amount of ITCs or PTCs available to us and/or our tax equity partners. In this event, we could be required to adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, our current business strategy is to own and operate all of the solar parks which we develop and acquire. As part of our growth plan, we may, in the future, acquire solar parks in various development stages through a competitive bidding process as part of the auction schemes in the various jurisdictions we plan to grow and establish ourself in as well as the current countries we operate in. The bidding and selection process is affected by a number of factors, including factors that may be beyond our control, such as market conditions or government incentive programs. Our competitors may have greater financial resources, a more effective or established localized business presence or a greater willingness or ability to operate with little or no operating margins for sustained periods of time. Any increase in competition during such bidding processes or reduction in its competitive capabilities could have a significant adverse impact on its market share and on the margins it generates from its solar parks.

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

We have a number of covenants related to certain debt arrangements. These restrictions could affect our ability to operate our business and may limit the ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. Additionally, our ability to comply with these covenants may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. Failure to comply with financial and other covenants may potentially result in increased financial costs, the requirement for additional security or cancellation of loans, which in turn may have a material adverse effect on our results of operations, cash flows and financial condition.

Any default under debt arrangements could lead to an event of default and acceleration under other debt instruments that contain cross default or cross acceleration provisions, as applicable at any given time. If our creditors accelerate the payment of those amounts, investors cannot be assured that our assets would be sufficient to repay in full those amounts, to satisfy all other liabilities which would be due and payable and to ensure that net assets will be available to the shareholders. For example, our prior subsidiary, Solis Bond Company DAC, breached all three financial covenants under its bond terms. As such, Solis was unable to fully repay the Solis Bond by its maturity date (as extended), and Solis’ bondholders transferred ownership of Solis and all of its subsidiaries to the bondholders. This resulted in the majority of our operating assets and related revenues being eliminated and are no longer able to book the associated EBIDTA. This has had a material adverse effect on our results of operations, cash flows and financial condition.

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

The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any incentive programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. To the extent government incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the presidential administration and control of the U.S. Congress, may subject us to significant risks, including the following:

●	a reduction or removal of clean energy programs and initiatives and the incentives they provide may diminish the market for future solar energy off-take agreements, slow the retirement of aging fossil fuel plants, including the retirements of coal generation plants, and reduce the ability for solar project developers to compete for off-take agreements, which may reduce PV solar module sales;

●	any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules;

●	any incentives contingent upon domestic production of modules, such as tax incentives set forth under the IRA, could limit our ability to sell modules manufactured in certain foreign jurisdictions, which may adversely impact our module average selling prices and could require us to record significant charges to earnings should we determine that the manufacturing facilities and equipment in such foreign jurisdictions are impaired; and

●	any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

Application of trade laws may also adversely impact, either directly or indirectly, our operating results; for example, by impacting our customers’ project costs, profitability, and their demand for our modules; or by impacting our own costs or disrupting our manufacturing or supply chains, and consequently negatively impacting demand and/or price levels for our solar modules, reducing our net sales, or affecting potential profitability of fulfilling customer contracts.

The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

●	United States — Reciprocal Tariffs. On April 2, 2025, the U.S. President announced a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, effective April 5, 2025, and additional, higher reciprocal tariffs on specific countries, effective April 9, 2025. On April 9, 2025, the U.S. President paused the additional, higher tariffs on most countries for 90 days. However, the U.S. President raised the tariff on China. As of April 16, 2025, the 10% “baseline” reciprocal tariff applies to all countries other than China, Canada, Mexico, and countries listed under “Column 2” of the Harmonized Tariff Schedule of the United States, such as Russia and North Korea. As it pertains to the countries where we manufacture solar modules, the additional, country-specific tariffs would have applied to Vietnam, India, and Malaysia. If the additional, higher tariffs on imports from these countries go into effect, it would increase the costs of the solar modules manufactured in these countries with respect to our U.S. market. .

●	United States — Tariffs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, the previous U.S. President proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff-rate quota on imported crystalline silicon solar cells. Thin film solar cell products, such as our CdTe technology, are specifically excluded from the tariffs. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term. The current rate is 14.25%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply to imported crystalline silicon solar cells above the first 5.0 GW of imports.

●	United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. This 10% tariff was subsequently doubled to 20% in March 2025 and applies in addition to the 25% tariffs under Section 301 and ordinary customs duties and AD/CVDs. Further, as discussed above, effective April 2025, the United States imposed an additional reciprocal tariff on China.

●	United States — Port Fees on Certain Chinese Vessel Operators and Chinese Vessel Owners. On April 17, 2025, the Office of the U.S. Trade Representative published a notice of final action based on an investigation under Section 301 of the Trade Act of 1974 into China’s targeting of the maritime, logistics, and shipbuilding sectors for dominance. The action imposes new port fees on Chinese vessel operators and/or Chinese vessel owners as well as on non-Chinese operators of Chinese-origin vessels beginning on October 14, 2025. The level of fees is on a sliding scale per net ton or, in the case of non-Chinese operators, the higher of a net ton or container-based fee. Such fees may impact our logistics services and consequently impact our profitability and results of operations.

●	United States — Tariffs on Certain Foreign-imported Aluminum and Steel. The United States currently imposes tariffs of 25% on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

●	United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962. The scope of the investigation includes tellurium and other critical minerals used in solar module manufacturing. In addition, the definition of derivative products covered by the investigation is potentially broad. If this investigation results in the imposition of tariffs or import restrictions on critical minerals and/or derivative products, it could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.

●	United States — Antidumping and Countervailing Duties on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes AD/CVDs on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVDs can change over time pursuant to annual administrative reviews conducted by the USDOC, and a decline in duty rates or USDOC failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar modules completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that were not used or installed on or before December 3, 2024.

●	United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. The investigations could potentially lead to the imposition of AD/CVD orders on such solar products. In June 2024, the USITC issued affirmative preliminary determinations. In October 2024, the USDOC announced preliminary affirmative determinations in the countervailing duty (“CVD”) investigations, finding that silicon solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam are unfairly subsidized at rates ranging from de minimis to nearly 300%, depending on the particular foreign producer. The USDOC has imposed provisional CVDs accordingly. In November 2024, the USDOC announced preliminary affirmative determinations in the AD investigations, providing for certain preliminary dumping rates applicable to solar cells from Cambodia, Malaysia, Thailand, and Vietnam ranging from de minimis to approximately 270%, depending on the particular foreign producer. On April 21, 2025, the USDOC announced the final determinations in the AD/CVD investigations, with final rates ranging from de minimis to over 3,400%, depending on the particular foreign producer.

●	India — Domestic and Foreign Imports. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications. In December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026.

●	India — Import Duty Tariffs. In April 2022, the Indian government began imposing import duty tariffs of 40% on solar modules and 25% on solar cells. In connection with such April 2022 tariffs, the Indian government also implemented a regulation mandating that any solar project with federal utility, state utility, or commercial and industrial off-takers that interconnects through government owned transmission lines only use solar modules from manufacturers included in the ALMM, and a requirement that all federal procurement of solar modules be only from cells and modules produced domestically. However, in February 2025, the Indian government began imposing import duty tariffs of 20% each on solar modules and cells and levied additional tax on certain commercial agricultural production, which tax included 20% on solar modules and 7.5% on solar cells. Therefore, the aggregate impact on the import of solar modules and cells is 40% and 27.5%, respectively.

These examples show that established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental actions. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, changing government policy and priorities, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure. Any negative impacts from changes in policy, regulatory and governmental actions could negatively affect our business, reduce our net sales, profitability and/or market share, and consequently adversely affect our results of operations, prospects, and financial condition.

Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. The U.S. has recently imposed significant new tariffs on nearly all products and components imported into the U.S. and could propose additional tariffs or increases to those already in place. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. In addition, the threat of potential tariffs can create uncertainty among our customers and slow down the rate of existing projects and projects in our orderbook.

More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and extended these tariffs to cover imports of derivative steel and aluminum articles on February 2020 under the same legal authority. These tariffs were increased on February 10, 2025, pursuant to two executive orders from President Trump (the “February 2025 Executive Orders”), resulting in across-the-board 25% duties on steel and aluminum imports. Additionally, all previous alternative arrangements, such as complete exemptions, hard quotas, or tariff rate quotas, with trading partners on imports of steel and aluminum products, have been eliminated. The February 2025 Executive Orders also eliminated the system for exclusions, under which thousands of products were allowed to enter the U.S. free of these additional duties and create a process by which additional “derivative” products could be added to the scope of the tariffs by request of the domestic producer.

On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for the next month. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 3, 2025, the announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On March 12, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. On April 2, 2025, President Trump introduced tariffs on most countries of a baseline rate of 10%, and individualized rates on some countries of up to 50%. On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% and subsequently to 145%, while the tariffs announced on April 2, 2025 for all other countries was reduced to a baseline rate of 10% for the next 90 days.

We are currently evaluating the potential impact of the imposition of the announced tariffs, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the U.S. in 2025 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

More broadly, President Trump has directed the USDOC, USTR, and other agencies, to review and identify unfair trade practices by other countries and recommend appropriate actions, as well as recommend modifications of AD/CVD laws to further induce compliance by foreign respondents and governments involved in those proceedings. These directives have been issued under the America First Trade Policy and Reciprocal Trade and Tariffs memoranda, and the effects on the global trading system can be far-reaching.

In January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, former President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the U.S. Trade Representative to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the U.S. and Canada entered into a non-binding memorandum of understanding in which the U.S. agreed to suspend application of the safeguard tariff to Canadian crystalline silicon photovoltaic cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products.

Furthermore, starting in July 2018, the U.S. adopted four lists of tariffs (Lists 1,2,3, and 4A) on $550 billion worth of Chinese imports, including, inverters and power optimizers. Products on Lists 1, 2, and 3 are subject to 25% tariffs, while products on List 4A are subject to 7.5% tariffs. On December 16, 2024, the U.S. Trade Representative (“USTR”) announced that it would increase Section 301 tariffs on polysilicon and wafers to 50% in 2025. At the same time, the USTR implemented 14 tariff exclusions for listed solar cell and wafer manufacturing equipment. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

On August 18, 2023, the U.S. Department of Commerce (“USDOC”) issued final affirmative determinations of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024 – which had been authorized by the former President Biden on June 2022 – were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. In September 2024, the USDOC released its final determination from their investigations against aluminum extrusions from multiple countries. On October 30, 2024, the USITC voted to find no injury in its pending AD/CVD investigation, meaning that the USDOC’s AD/CVD orders will not go into effect. The coalition of petitioners may still appeal the USITC’s decision, and we will continue to monitor developments in the appeal process. If the USITC’s decision is overturned on appeal, the imposition of AD/CVD orders could negatively impact our business, financial condition, and results of operations.

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the U.S. International Trade Commission (“USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC made its preliminary affirmative determination on October 1, 2024. The preliminary tariff rates vary from below 1% to almost 300%, depending on the relevant company.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigation. The repeal of the 24-month exemption, and any affirmative determinations made once the exemption expires in any event, would have an adverse effect on our business, financial condition, and results of operations.

Tariffs and the possibility of additional tariffs in the future like those described above have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

We are subject to various governmental export controls, trade and economic sanctions, and import laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our products and technologies are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our products, technologies, and activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as regulations administered by the governments of the United Kingdom and authorities in the European Union, which we collectively refer to as trade controls. As such, licenses and notices may be required to import products, technologies, and services from or export or re-export products, technologies, and services to certain countries and end users and for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to, and in some cases receive products, technologies, and services from, these entities. These controls may impact our ability to import certain products, technology, or services from or export or re-export certain products, technology, or services to China and other destinations, and it is also possible that the Chinese government will retaliate in ways that could impact our business. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products and services to existing or potential customers as well as harm our ability to compete internationally. Recent escalations in tariffs imposed by the United States on imports from its trading partners, retaliatory actions taken by affected countries, as well as uncertainties concerning further changes in tariff and non-tariff trade policies, particularly regarding those between the United States, Mexico, and Canada, and the between the United States and China, have been significant. The U.S. government has implemented additional broad tariffs on the import of most items from virtually all U.S. trading partners and has imposed particularly significant tariffs on imports from China. China responded by imposing significant tariffs on a variety of items imported from the United States, implementing new export controls on certain commodities, and imposing trade restrictions targeting particular U.S. companies. These tariffs could materially and adversely affect our ability to compete internationally. The future of these tariffs, as well as the possibility for new tariffs, remains very uncertain. Other causes of uncertainty include the effects of new tariffs implemented by the United States on imports from Mexico and Canada that do not qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. The macroeconomic effect of any such tariffs on major trading partners, including China, Mexico, and Canada could be significant, and our business and financial results could be negatively affected as a result.”

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

Our stock price may be volatile and may decline regardless of our operating performance.

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

The price of our stock has experienced substantial price volatility and may continue to do so in the future. From January 1, 2024 to June 6, 2025, our stock price fluctuated between a low of $0.02 per share and a high of $31.75 per share. Additionally, the energy and technology industries, and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the performance of the companies in these sectors. We believe the price of our stock should reflect expectations of future growth and profitability. If we fail to meet expectations related to future growth, profitability, or other market expectations, the price of our stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

An active trading market for our common stock may not be sustained.

Our common stock is listed on OTCQB under the symbol “ALCE” and trades on that market. We cannot assure you that an active trading market for its common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of common stock when desired or the prices that you may obtain for your shares.

As a result of being listed on the OTC Market and no longer listed on a national exchange, we face significant material adverse consequences, including but not limited to:

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

We have warrants outstanding to purchase up to 37,000,149 shares of our common stock. We will also have the ability to initially issue up to 2,240,000 shares of our common stock under the 2023 Plan (as defined below).

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

We identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2024 due to (i) lack of an effective control environment commensurate with its financial reporting requirements; (ii) lack of design and maintenance of effective controls for communicating and sharing information within the Company; (iii) lack of design and maintenance of effective controls for transactions between related parties and affiliates recorded between itself, the parent company and its subsidiaries; (iv) lack of effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions and (v) lack of design and maintenance of formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Management has taken initial steps to remedy these weaknesses by increasing the capacity of our qualified financial personnel; implementing a monthly review with the appropriate responsible parties to review and confirm that the accounting department has received the proper documentation for various transactions; starting the process of formalizing documentation related to intercompany due to/from within the new organization structure; having third party experts review non routine, unusual and complex transactions; and working with an external consultant to review and assess the Company’s current internal control structure.

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

We may face litigation and other risks as a result of the Restatement of our Condensed Consolidated Financial Statements as of and for the Three Months Ended March 31, 2024.

We have identified a material weakness in our internal control over financial reporting in this Annual Report and our 2023 Annual Reports on Form 10-K. Subsequent to the filing of the original Form 10-Q for the three months ended March 31, 2024, we identified some misstatements, requiring the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2024, which was partially caused by the same material weakness in internal control over financial reporting. As a result of such material weaknesses, the Restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Adverse publicity and potential concerns from our customers relating to or arising from the Restatement could have an adverse effect on our business and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Alternus employs a strategic, multilayered approach to cybersecurity based on the National Institute of Standards and Technology (NIST) framework. The company maintains a dedicated internal cybersecurity team that oversees the development, implementation, and continual improvement of cybersecurity policies, tools, and procedures to identify, prevent, detect, respond to, and recover from evolving cyber threats.

The Information Technology team collaborates with key functions across the company, including risk management, legal, finance, and operations to assess organizational exposure to cybersecurity risks. These assessments are integrated into Alternus’ Information Security Policy, which is regularly reviewed and updated in coordination with company leadership.

Cybersecurity risk is managed through multiple, overlapping controls and strategic initiatives, including:

●	The implementation of a comprehensive cybersecurity policy addressing acceptable use, data governance, social media, encryption, remote access, authentication, vulnerability management, and incident response;

●	Cybersecurity awareness training for all employees;

●	A multidisciplinary cybersecurity incident response team with defined protocols and escalation paths;

●	Tabletop exercises to test and refine response readiness;

●	Continuous integration of intelligence from industry and government sources into internal monitoring and defense processes;

●	Ongoing internal reviews of enterprise applications and infrastructure, including access control evaluations and configuration audits.

The Chief Information Officer (CIO), with more than 20 years of experience in information and operational technology, holds primary responsibility for the cybersecurity program. Under the CIO’s leadership, the IT team continuously evaluates risk postures and safeguards Alternus’ critical cyber assets. Their efforts are designed to provide resilience against both common and sophisticated cyber threats.

The organization has implemented strong internal evaluation mechanisms and governance structures to ensure the integrity and maturity of its cybersecurity position. Risk management of third-party service providers, especially those handling sensitive data or enterprise applications, is carried out through documented access reviews and contractual safeguards, including SOC 2 reporting where applicable.

Although Alternus has not experienced cybersecurity events that have materially impacted the business, like most organizations, it faces ongoing risks such as phishing, malware, and attempted unauthorized access. These are monitored and addressed in accordance with established policies. See “Item 1A. Risk Factors” for additional information regarding our organization’s cybersecurity risks, which should be read together with this “Item 1C. Cybersecurity”.

Item 2. Properties.

Our principal executive offices are located at 17 State Street, Suite 4000, New York, NY 10004.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Other than the following matters, we are not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms. As a result, upon breach in March 2025, Sunrise alleges that approximately $5.7 million is immediately due and payable by the Company to Sunrise. Sunrise has commenced proceedings to file a stipulation with the arbitrator, under which the arbitration award would be entered against the Company. The Company is defending itself in this matter, claiming that a portion of this amount has already been repaid. The Company has accrued a liability for this loss contingency in the amount of approximately $5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, and interest that are also alleged by Sunrise as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”) , claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. The Company has accrued a liability for this loss contingency in the amount of approximately $1.5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, Alternus Energy Group PLC (AEG) and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. The Company intends to vigorously defend itself in this matter and has filed a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement nor is AEA a subsidiary of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the OTC Market under the symbol “ALCE.”

Holders

As of June 6, 2025, there were 73 stockholders of record of our common stock and 1 stockholder of record of our Series A Super Voting Preferred Stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

The Company has not paid any cash dividends on shares of our common stock to date. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time.

Series A Super Voting Preferred Stock

On February 14, 2025, the board of directors (the “Board”) of the Company declared the formation of and approved the issuance of an aggregate of 1 share of Series A Super Voting Preferred Stock, par value $0.0001 per share (“Series A”). On February 18, 2025, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series A Super Voting Preferred Stock and describing the rights, obligations and privileges of the Series A Super Voting Preferred Stock. Concurrently, the Company issued the 1 share of Series A on the same date, in book-entry form. Each share of Series A has a par value of $0.0001 per share. The Series A is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A has no stated maturity and is not subject to any sinking fund. The holders of Series A shall not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company.

On March 21, 2025 the Company filed an Amended and Restated Certificate of Designation of its Series A, such that 10,000 shares are designated as Series A and issued to Mr. Vincent Browne and each share of the Series A is entitled to have the right to vote in an amount equal to 10,000 votes per share, voting with the common stock on all matters as a single class.

On April 24, 2025 the Company issued an additional 50,000 shares of Series A to Mr. Browne.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 9, 2022, our board of directors approved and on December 4, 2023 our stockholders approved the Alternus Clean Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board originally reserved 320,000 shares of common stock issuable upon the grant of awards. On November 15, 2024 the board of directors and our stockholders approved an increase to reserve 2,240,000 shares of common stock issuable upon the grant of awards.

On March 21, 2025, Vincent Browne, our CEO and majority voting shareholder, representing 91% of the shares entitled to vote, approved an amendment to the Company’s 2023 Equity Incentive Plan relating to an increase in the number of shares of Common Stock that shall be available for the grant of awards under the Plan from 2,240,000 shares of Common Stock, so that the maximum aggregate number of shares of Common Stock that may be issued under the Plan is increased each fiscal year (the “Adjustment Date”) by an amount equal to the lesser of (i) that number of shares equal to 15% of the outstanding shares of Common Stock on the applicable Adjustment Date, less (a) the number of shares of Common Stock that may be issued under the Plan prior to the Adjustment Date, and (b) the number of shares of Common Stock that may be issued under any other stock option plan of the Company in effect as of the Adjustment Date; or (ii) such lesser number of shares of Common Stock as may be determined by the Board.

Currently no awards have been granted under the 2023 Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, the Company made the following unregistered sales securities.

(1)	On January 11, 2024, we issued 310,600 shares of restricted common stock valued at $30.75 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note.

(2)	On January 23, 2024 we issued 3,252 shares of restricted common stock valued at $25.25 per share to Outside the Box Capital Inc. in exchange for services.

(3)	On February 5, 2024 we issued to SCM Tech, LLC warrants to purchase up to 3,600 shares of restricted common stock, exercisable at $0.25 per share having a 5 year term and fair value of $86,000.

(4)	On February 20, 2024 we issued 4,000 shares of restricted common stock valued at $8.75 per share to Moneta Advisory Partners, LLC in exchange for services.

(5)	On March 19, 2024 we issued 9,000 shares of restricted common stock valued at $11.75 per share to SPAC Sponsor Capital Access.

(6)	On April 19, 2024, the Company issued (a) a senior convertible note in the principal amount of $2,160,000, bearing an eight percent (8.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 96,443 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $12.00 per share (the “Exercise Price”). This warrant was adjusted, and as of November 12, 2024, to purchase up to 771,548 shares of the Company’s common stock at an exercise price of $1.50 per share. We also issued a warrant to purchase 9,644 shares of common stock with an exercise price of $13.175 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. Further to the Adjustment Notice dated December 2, 2024, the Warrant was adjusted to an aggregate of 1,157,322 warrants to purchase up to 1,157,322 shares at an exercise price of $1.00 per share.

(7)	On May 8, 2024 we issued 13,200 shares of restricted common stock valued at $8.75 per share to Outside the Box Capital Inc. in exchange for services.

(8)	On May 8, 2024 we issued 4,000 shares of restricted common stock valued at $8.75 per share to David Shapiro, CEO of B2i Digital, Inc. in exchange for services.

(9)	On August 22, 2024 we issued 200,000 shares of restricted common stock valued at $5.95 per share to Hover Energy LLC in accordance with a Joint Business Venture Heads of Terms Agreement.

(10)	On October 1, 2024, the Company issued (a) a senior convertible note in the principal amount of $795,455, bearing a twelve percent (12.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 212,784 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $2.00 per share (the “Exercise Price”). This warrant was adjusted, and as of December 2, 2024, they are exercisable to purchase up to 425,571 shares at $1.00 per share, pursuant to the Adjustment Notice dated December 2, 2024. We also issued a warrant to purchase 21,278_shares of common stock with an exercise price of $2.20 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction.

(11)	On October 9, 2024 we issued 20,000 shares of restricted common stock valued at $2.675 per share to David Shapiro, CEO of B2i Digital, Inc. in exchange for services.

(12)	On October 21, 2024 we issued (a) a senior convertible note in the principal amount of $607,955, bearing a twelve percent (12.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 162,628 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $2.00 per share (the “Exercise Price”). This warrant was adjusted on December 2, 2024 to purchase up to 325,257 shares at an exercise price of $1.00 per share, pursuant to the Adjustment Notice dated December 2, 2024. We also issued a warrant to purchase 16,263 shares of common stock with an exercise price of $2.20 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction.

(13)	On November 12, 2024, we issued (a) a senior convertible note in the principal amount of $852,273, bearing a twelve percent (12.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 303,978 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $1.50 per share. This warrant was adjusted on December 2, 2024, to purchase up to 455,967 shares at an exercise price of $1.00 per share, pursuant to the Adjustment Notice dated December 2, 2024. We also issued a warrant to purchase 30,398 shares of common stock with an exercise price of $2.20 per share to the placement agent as part of the fees associated with this offering. Pursuant to the said offering, the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction.

(14)	On December 4, 2024, we issued an original issue discount 20% unsecured convertible promissory note in the principal amount of $1,250,000 (“Secure Net Note”), and (b) a placement agent warrant up to an aggregate of five percent (5%) of the number of shares of common stock issued upon conversion of the Secure Net Note, if the Secure Net Note are converted after the maturity date of the Secure Net Note. The said issuances were further to our closing a Note Purchase Agreement (“December Purchase Agreement”), as aforementioned dated, for which we received net proceeds of $1,000,000.

(15)	On December 5, 2024, we issued (a) a senior convertible note in the principal amount of $244,371, bearing a twelve percent (12.0%) original issue discount (the “Convertible Note”), and (b) a warrant (the “Warrant”) to purchase up to 130,710 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $1.00 per share. We also issued a warrant to purchase 8,714 shares of common stock with an exercise price of $2.20 per share to the placement agent as part of the fees associated with this offering.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe each of these transactions was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

Overview

We are a renewable energy company committed to advancing sustainable solutions. With a focus on utility-scale projects, such as solar parks, and complementary technologies like microgrids and battery storage, we aim to deliver comprehensive, clean energy across Europe and America. Through strategic investments, we are building a portfolio poised to lead the transition to a sustainable energy future.

The Company was incorporated in Delaware on May 14, 2021, and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”), and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued 2,300,000 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

The Company uses annual recurring revenues as a key metric in its financial management information and believes this method better reflects the long-term stability of operations into the future. Annual recurring revenues are defined as the estimated future revenue generated by operating solar parks based on the remaining term by the price received per mega-watt hour (MWh) of energy produced multiplied by the estimated production from each solar park over a full year of operation. It should be noted that the actual revenues reported by the Company in a particular year may be lower than the annual recurring revenues because not all parks may be revenue generating for the full year in their first year of operation. The Company must also account for the timing of acquisitions that take place throughout the financial year.

Impacts of the Ukraine/Russia conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022 with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus, Poland, Romania) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. These events have not impacted the physical operations of our facilities in Romania. However, the Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors.

Known trends or Uncertainties

The Company has a working capital deficiency and negative equity. Management has determined there is doubt about the Company’s ability to continue as a going concern if planned financing and/or equity raises do not complete. Refer to Footnote 2 of the accompanying financial statements.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary corporate and project level financing to execute our transatlantic business plan.

Competitive Strengths

The Company believes the following competitive strengths have contributed and will continue to contribute to its success:

●	Fully Integrated Clean Energy Provider Model:

We operate as a comprehensive energy provider, managing the full renewable energy value chain across both utility scale and behind-the-meter microgrid markets. This “develop-to-own or sell” strategy enables the Company to capture greater margin and retain control from early-stage development through to long-term operations or strategic monetization, unlike peers focused solely on operational asset acquisitions.

●	Experienced and Adaptive Management Team:

The leadership team brings decades of collective experience in capital markets, energy infrastructure, project development, and public company governance. Recent partnerships also bolster technical and operational capabilities in areas such as microgrids, reinforcing the Company’s strategic direction.

●	Capital-Efficient Growth Through Project-Level Leverage:

Our approach emphasizes projects with minimal to no owner equity requirements, particularly in the U.S. where tax equity (ITC) and long-term debt can fund up to 100% of project costs. This model allows for rapid, capital-efficient scaling and high-return deployments, freeing up corporate equity for strategic growth.

●	Transatlantic Market Footprint Mitigates Risk:

With operations and revenue targets split between North America and Europe by 2029, Alternus is uniquely positioned to reduce geopolitical and regulatory concentration risk. The diversified presence enhances resilience and positions the Company to capture incentives from multiple clean energy policy regimes.

●	Unique Microgrid Technology and Offerings:

Through partnerships such as with Hover Energy, Alternus delivers differentiated microgrid solutions combining rooftop wind, solar, storage, and AI-based energy management systems. This provides a compelling and exclusive offering, particularly in the high-growth commercial and industrial market segments.

●	Proven International Expansion and Partner Network:

The Company’s ability to enter new geographies and establish strong local partnerships has enabled consistent expansion across Europe and North America. These local relationships and Alternus’ development track record provide a competitive edge in securing grid access, permits, and financing in highly competitive markets.

●	Flexible and Technology Agnostic Strategy:

Alternus is not tied to specific technologies or suppliers, allowing it to source best-in-class components and services globally. This flexibility supports cost optimization and futureproofing as new solutions and innovations emerge in the renewable energy space.

Vision and Strategy:

We are expanding beyond our core utility solar operations by integrating microgrids and on-site generation systems that provide customers with energy resilience, grid independence, and long-term cost savings. These customer deployed systems enable faster revenue realization and lower capital intensity compared to utility scale projects.

To accelerate this transition, we are actively forming strategic partnerships and pursuing targeted ventures and acquisitions in high-growth areas such as battery storage and circular economy energy systems. These additions enhance our technical capabilities, diversify revenue streams, and strengthen our ability to meet the rising demand for consistent power driven by AI, data centers, and industrial onshoring.

This strategy builds on our foundation as an integrated independent power producer (IPP) with experience developing a portfolio of renewable energy assets across North America and Europe. By owning and operating long-term contracted energy projects, we generate stable, recurring income while unlocking lasting value for shareholders.

With strong regulatory tailwinds and rapidly growing global demand for sustainable and reliable energy, Alternus is well positioned to scale as a more comprehensive energy provider, broadening our market reach, enhancing financial performance, and advancing our mission to power a cleaner, more resilient energy future.

To achieve its goals, the Company intends to pursue the following strategies:

●	Continue our growth strategy of acquiring utility scale clean energy (e.g., solar, battery storage and other technologies) projects that are either in development, in construction, newly installed or already operational, in order to build a diversified portfolio across multiple geographies;

●	Pursue expansion into complementary or strategic market segments either through M&A or strategic partnerships that enhance and diversify our core energy generation business. These additional segments are designed to create independent income streams and strengthen our asset platform;

●	Strengthen long-term relationships with high-quality developers and other partners, both local and international, to reduce competition in acquisition pricing and provide Alternus with exclusive rights to projects at varying stages of development. This provides the Company with a better understanding of the markets we address and, in some cases, enables it to contract for projects in a less competitive environment;

●	Expand our US and European portfolio in regions with attractive returns on investments, and increase the Company’s long-term recurring revenue and cash flow;

●	Secure strong and predictable cash flows via long-term FiT (feed-in tariff) contracts combined with the Company’s efficient operations. This allows for high leverage capacity and flexibility of debt structuring. Our strategy is to reinvest of project cash flows into additional projects to provide non-dilutive capital for Alternus to “self-fund” organic growth;

●	Optimization of financing sources to support long-term growth and profitability in a cost-efficient manner;

●	As a renewable energy company, we are committed to growing our portfolio of projects in the most sustainable way possible. Alternus is highly aware and conscious of the ever growing need to mitigate the effects of climate change which is evident by its core strategy. As the Company grows, it intends to establish a formal sustainability policy framework in order to ensure that all project development is carried out in a sustainable manner, mitigating any potential local and environmental impacts identified during the development, construction, and operational process.

Given the long-term nature of our business, Alternus operates with a strategic focus on sustained value creation rather than short-term quarterly performance. Our approach prioritizes maximizing long-term shareholder returns by developing projects from the ground up and acquiring assets at various stages of maturity, whether in development, under construction, or already operational. In parallel, we are expanding into complementary market segments that enhance our operational capabilities and financial performance, strengthening the foundation for consistent, scalable growth.

Key Factors that Significantly Affect Company Results of Operations and Business

The Company expects inflation and energy rate fluctuations will affect its results of operations.

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

The costs the Company incurs to operate, maintain, and manage renewable energy facilities also affect the results of operations. Equipment performance represents the primary factor affecting the Company’s operating results because equipment downtime impacts the volume of the electricity that the Company can generate from its renewable energy facilities. The volume of electricity generated and sold by the Company’s facilities will also be negatively impacted if any facilities experience higher than normal downtime because of equipment failures, electrical grid disruption or curtailment, weather disruptions, or other events beyond the Company’s control.

Seasonality and Resource Variability

The amount of electricity produced and revenues generated by the Company’s solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. As shorter daylight hours in winter months result in less irradiation, the electricity generated by these facilities will vary depending on the season. Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As most of the Company’s solar power plants are in the Northern Hemisphere, the Company expects its current solar portfolio’s power generation to be at its lowest during the first and fourth quarters of each year. Therefore, the Company expects first and fourth quarter solar revenue to be lower than in other quarters. As a result, on average, each solar park generates approximately 15% of its annual revenues in Q1 every year, 35% in each of Q2 and Q3, and the remaining 15% in Q4. The Company’s costs are relatively flat over the year, and so the Company will always report lower profits in Q1 and Q4 as compared to the middle of the year.

Interest Rates on Company Debt

Interest rates on the Company’s senior debt are mostly variable for the full term of the debt at interest rates ranging from 6% to 30%. The relative certainty of cash flows provides sufficient coverage ratios.

In addition to the project specific senior debt, the Company uses a small number of promissory notes to reduce, and in some cases eliminate, the requirement for the Company to provide equity in the acquisition of the projects. As of December 31, 2024, 62.2% of the Company’s total liabilities were project-related debt.

Cash Distribution Restrictions

In certain cases, the Company, through its subsidiaries, obtain project-level or other limited or non-recourse financing for Company renewable energy facilities which may limit these subsidiaries’ ability to distribute funds to the Company for corporate operational costs. These limitations typically require that the project-level cash is used to meet debt obligations and fund operating reserves of the operating subsidiary. These financing arrangements also generally limit the Company’s ability to distribute funds generated from the projects if defaults have occurred or would occur with the giving of notice or the lapse of time or both.

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2023 and 2024 in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

Foreign Exchange

The Company’s operating results are reported in United States dollars (USD). The Company’s current project revenue and expenses are generated in other currencies, including the Euro (EUR), the Polish Zloty (PLN), and the Romanian Lei (RON). This mix may continue to change in the future if the Company elects to alter the mix of its portfolio within its existing markets or elect to expand into new markets. In addition, the Company’s investments (including intercompany loans) in renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, the Company expects revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where the Company’s renewable energy facilities are located. To the extent the Company does not hedge these exposures, fluctuations in foreign exchange rates could negatively impact profitability and financial position.

Key Metrics

Operating Metrics

The Company regularly reviews several operating metrics to evaluate its performance, identify trends affecting its business, formulate financial projections, and make certain strategic decisions. The Company considers a solar park operating when it has achieved connection and begins selling electricity to the energy grid.

Operating Nameplate capacity

The Company measures the electricity-generating production capacity of its renewable energy facilities in nameplate capacity. The Company expresses nameplate capacity in direct current (DC), for all facilities. The size of the Company’s renewable energy facilities varies significantly among the assets comprising its portfolio.

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for Poland, the Netherlands, Romania, and the United States reflect the actual production from those parks while they were owned by or operating under the Company for the year ended December 31, 2024. The parks were sold on January 19, 2024, February 21, 2024, October 3, 2024, and November 5, 2024, respectively. Refer to Footnotes 19 and 20 for additional information on the sale/disposal of the parks.

The table below outlines the Company’s operating renewable energy facilities as of December 31, 2024 and 2023:

	Year Ended December 31,
MW (DC) Nameplate capacity by country	2024	2023
United States	0.0	3.8
Total	0.0	3.8

Discontinued Operations:
Netherlands	0.0	11.8
Poland	0.0	88.4
Romania	0.0	40.1
Total	0.0	140.3
Total for the period	0.0	144.1

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Poland, the Netherlands, Romania, and the United States reflect the actual volume of electricity sold during the year ended December 31, 2024. The parks were sold on January 19, 2024, February 21, 2024, October 3, 2024, and November 5, 2024, respectively. Refer to Footnotes 19 and 20 for additional information on the sale/disposal of the parks.

The Company’s MWh sold for renewable energy facilities for the years ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31,
MWh (DC) Sold by country	2024	2023
Italy	-	10,224
United States	4,540	1,761
Total	4,540	11,985

Discontinued Operations:
Netherlands	466	11,083
Poland	500	91,904
Romania	42,741	50,491
Total	43,707	153,478
Total for the period	48,247	165,463

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Revenues	$311	$3,476

Operating Expenses
Cost of revenues	(364)	(1,301)
Selling, general, and administrative	(11,984)	(4,934)
Depreciation, amortization, and accretion	(215)	(1,673)
Development costs	(748)	(360)
Impairment of Spanish assets	(3,263)	-
Loss on disposal of assets	-	(5,501)
Total operating expenses	(16,574)	(13,769)

Loss from continuing operations	(16,263)	(10,293)

Other income/(expense):
Interest expense	(8,774)	(5,634)
Valuation on FPA asset	-	(16,642)
Fair value movement of FPA asset	(483)	-
Fair value movement of convertible debt	67	-
Fair value movement of warrant	565	-
Net loss on issuance of debt	(520)	-
Gain on extinguishment of debt	179	-
Other expense	(506)	(29)
Other income	1,571	-
Total other expenses	(7,901)	(22,305)
Loss before provision for income taxes	(24,164)	(32,598)
Income taxes	(590)	(15)
Loss from continuing operations	(24,754)	(32,613)

Discontinued operations:
Loss from operations of discontinued business components	(7,543)	(13,692)
Gain on sale of discontinued operations, net assets	53,462	-
Solis bond waiver fee	-	(11,232)
Impairment loss recognized on the remeasurement to fair value less costs to sell	-	(11,766)
Income tax	(87)	(161)
Income/(loss) from discontinued operations	45,832	(36,851)
Net income/(loss) for the period	$21,078	$(69,464)

Basic & diluted earnings loss per share of common stock:
Continuing operations	$(7.01)	$(11.28)
Discontinued operations	12.98	(12.74)
Total earnings loss per share of common stock, basic & diluted	$5.97	$(24.02)
Weighted-average common stock outstanding, basic & diluted	3,530,500	2,892,215

Comprehensive income/(loss):
Net income/(loss)	$21,078	$(69,464)
Foreign currency translation adjustment	245	714
Comprehensive income/(loss)	$21,323	$(68,750)

Fiscal Year Ended December 31, 2024 compared to December 31, 2023.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FiT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
Revenue by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$3,360	$(3,360)	(100)%
United States	311	116	195	168%
Total for continuing operations	$311	$3,476	$(3,165)	(91)%

Discontinued Operations:
Netherlands	$16	$2,840	$(2,824)	(99)%
Poland	106	7,593	(7,487)	(99)%
Romania	9,687	16,608	(6,921)	(42)%
Total for discontinued operations	$9,809	$27,041	$(17,232)	(64)%
Total for the period	$10,120	$30,517	$(20,397)	(67)%

Revenue for continuing operations decreased by $3.2 million for the year ended December 31, 2024 compared to the same period in 2023 as there was only one country producing revenue in 2024 (Lightwave parks) compared to the additional 11 Italian parks that were producing revenue in 2023. Furthermore, the total revenue for 2024 accounts for only 10 months as the Company deconsolidated Lightwave Renewables, LLC and sold 100% of its equity ownership to AEG (parent company) on November 5, 2024. Refer to Footnote 20 for additional deconsolidation information.

Revenue for discontinued operations decreased by $17.2 million for the year ended December 31, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $10.3 million decrease in revenues. Romanian revenues decreased by $6.9 million due to a lower volume of Green Certificates being sold in 2024 and lower energy rates obtained for energy production in 2024. Furthermore, the total Romanian revenue for 2024 accounts for only nine months as the Company sold the Romanian operating parks on October 3, 2024. Refer to Footnote 19 for additional sale information.

	Year Ended December 31,
Revenue by Offtake Type	2024	2023	Change ($)	Change (%)
	(in thousands)
Country Renewable Programs (FiT)	$311	$2,505	$(2,194)	(88)%
Energy Offtake Agreements (PPA)	-	962	(962)	(100)%
Total for continuing operations	$311	$3,467	$(3,156)	(91)%

Discontinued Operations:
Country Renewable Programs (FiT)	$334	$5,966	$(5,632)	(94)%
Green Certificates	5,803	10,548	(4,745)	(45)%
Guarantees of Origin	-	129	(129)	(100)%
Energy Offtake Agreements (PPA)	3,638	10,403	(6,765)	(65)%
Other Revenue	34	4	30	750%
Total for discontinued operations	$9,809	$27,050	$(17,241)	(64)%
Total for the period	$10,120	$30,517	$(20,397)	(67)%

Cost of Revenues

The Company capitalizes its equipment costs, development costs, engineering costs, and construction related costs that are deemed recoverable. The Company’s cost of revenues with regard to its solar parks is primarily a result of the asset management, operations, and maintenance, as well as tax, insurance, and lease expenses. Certain economic incentive programs, such as FiT regimes, generally include mechanisms that ratchet down incentives over time. As a result, the Company seeks to connect its solar parks to the local power grids and commence operations in a timely manner to benefit from more favorable existing incentives. Therefore, the Company generally seeks to make capital investments during times when incentives are most favorable.

Cost of revenues for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
Cost of Revenues by Country	2024	2023	Change ($)	Change (%)
	(in thousands)
Italy	$-	$1,204	$(1,204)	(100)%
United States	364	97	267	275%
Total for continuing operations	$364	$1,301	$(937)	(72)%

Discontinued Operations:
Netherlands	$115	$450	$(335)	(74)%
Poland	101	3,768	(3,667)	(97)%
Romania	3,936	3,167	769	24%
Total for discontinued operations	$4,152	$7,385	$(3,233)	(44)%
Total for the period	$4,516	$8,686	$(4,170)	(48)%

Cost of revenues for continuing operations decreased by $0.9 million for the year ended December 31, 2024 compared to the same period in 2023 as there was only one country with operating parks in 2024 (Lightwave parks) compared to the additional 11 Italian parks in 2023. Furthermore, the total costs of revenue for 2024 accounts for only 10 months as the Company deconsolidated Lightwave Renewables, LLC and sold 100% of its equity ownership to AEG (parent company) on November 5, 2024. Refer to Footnote 20 for additional deconsolidation information.

Gross margins were 17% of sales for the year ended December 31, 2024 compared to 63% for the same period in 2023, mainly due to the exclusion of Italian operating parks that were sold in December 2023.

Cost of revenues for discontinued operations decreased by $3.2 million for the year ended December 31, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $4.0 million decrease in cost of revenues. Romanian parks had a $0.8 million increase in operational costs driven by higher costs of energy acquisition for contracted revenues in the period. Furthermore, the total Romanian costs of revenue for 2024 accounts for only nine months as the Company sold the Romanian operating parks on October 3, 2024. Refer to Footnote 19 for additional sale information.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$11,984	$4,934	$7,050	143%
Total for continuing operations	$11,984	$4,934	$7,050	1473%

Discontinued Operations:
Selling, general and administrative	$1,564	$6,294	$(4,730)	$(75)%
Total for discontinued operations	$1,564	$6,294	$(4,730)	$(75)%
Total for the period	$13,548	$11,228	$2,320	21%

Selling, general, and administrative expenses for continuing operations increased by $7.1 million for the year ended December 31, 2024 compared to the same period in 2023 mainly driven by an increase in audit, consulting, legal, and listing costs along with other costs relating to be listed on Nasdaq along with an increase in insurance costs.

Selling, general and administrative expenses for discontinued operations decreased by $4.7 million for the year ended December 31, 2024 compared to the same period in 2023 mainly driven by a decrease in the Solis management fee to oversee operations for five parks in Romania for 2024 compared to the 23 parks in 2023 (5 in Romania, 1 in the Netherlands, 6 in Poland, and 11 in Italy).

Acquisition Costs

On December 11, 2024, BESS LLC, a Delaware limited liability company and wholly owned subsidiary of the Company entered into an asset purchase agreement (the “APA”) with LiiON LLC (“LiiON”), a U.S.-based expert in advanced energy storage solutions, and closed on the acquisition of certain assets related to LiiON’s Battery Storage Business. The assets purchased included customer relationships, customer service agreements and intellectual property (IP). The Company determined that the set of assets and activities acquired in connection with the APA and related agreements constitute a business subject to the guidance in ASC 805 Business Combinations. Refer to Footnote 5 for more information.

Subsequent to December 31, 2024, the Company and LiiON LLC mutually agreed to rescind the Asset Purchase Agreement (see Footnote 5). The rescission was driven by the discovery of certain material issues not known at the time of closing including questions surrounding the perceived value of certain assets or relationships acquired as well as NASDAQ’s delisting of the Company’s equity in February 2025. The agreement to rescind the transaction was finalized on April 29,2025, resulting in the unwinding of all consideration transferred and legal ownership.

The Company has evaluated the rescission in accordance with ASC 855, Subsequent Events, and determined it to be a non-recognized subsequent event, as the rescission did not change the condition of “control” that existed as of the acquisition date or the reporting period end. As such, no adjustments have been made to the financial statements for the period ended December 31, 2024. The rescission will be reflected in the Company’s financial statements in the future accounting period in which the sale or disposal criteria are met (i.e., either the first or second quarterly period of the year ending December 31, 2025).

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

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Development Cost	$748	$360	$388	108%
Total for continuing operations	$748	$360	$388	108%

Discontinued Operations:
Development Cost	$-	$438	$(438)	(100)%
Total for discontinued operations	$-	$438	$(438)	(100)%
Total for the period	$748	$798	$(50)	(6)%

Development cost increased by $0.4 million for the year ended December 31, 2024 compared to the same period in 2023 due to final work performed for projects abandoned for the development of renewable energy projects in Spain and the United States.

Development cost for discontinued operations decreased by $0.4 million for the year ended December 31, 2024 compared to the same period in 2023 due to final work performed for Solis endeavors abandoned in 2023.

Depreciation, Amortization, and Accretion Expense

Depreciation, amortization, and accretion expenses for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$215	$1,673	$(1,458)	(87)%
Total for continuing operations	$215	$1,673	$(1,458)	(87)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$1,691	$4,946	$(3,255)	(66)%
Total for discontinued operations	$1,691	$4,946	$(3,255)	(66)%
Total for the period	$1,906	$6,619	$(4,713)	(71)%

Depreciation, amortization and accretion expenses for continuing operations decreased by $1.5 million for the year ended December 31, 2024 compared to the same period in 2023 as there was only one country with operating parks recognizing depreciation in 2024 (Lightwave parks) compared to the additional 11 Italian parks in 2023. Furthermore, the total depreciation expense for 2024 accounts for only 10 months as the Company deconsolidated Lightwave Renewables, LLC and sold 100% of its equity ownership to AEG (parent company) on November 5, 2024. Refer to Footnote 20 for additional deconsolidation information.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $3.3 million for the year ended December 31, 2024 compared to the same period in 2023. All operating parks in Poland and the Netherlands were sold on January 19, 2024 and February 21, 2024, respectively, resulting in a $2.8 million decrease in depreciation expense. Furthermore, the total Romanian depreciation expense for 2024 accounts for only nine months as the Company sold the Romanian operating parks on October 3, 2024. Refer to Footnote 19 for additional sale information.

Gain on Disposal of Assets

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Loss on disposal of assets	$-	$(4,854)	$4,854	(100)%
Costs related to disposal of asset	-	(647)	647	(100)%
Total for continuing operations	$-	$(5,501)	$5,501	(100)%

Discontinued Operations:
Gain on disposal of asset	$3,374	-	3,374	100%
Costs related to disposal of asset	(1,843)	(137)	(1,706)	1,245%
Gain on sale of discontinued operations	51,844	-	51,844	100%
Total for discontinued operations	$53,375	$(137)	$53,512	(39,060)%
Total for the period	$53,375	$(5,638)	$59,013	(1,047)%

There were no gains or losses on disposal of assets for continuing operations for the year ended December 31, 2024. On December 27, 2023, the Company sold its operating parks in Italy with a carrying value of $22.3 million for $17.4 million resulting in a $4.9 million loss. The costs incurred to complete the transaction totaled $0.6 million and are reported together with the disposal of the assets according to ASC 360-10-35-38.

On January 19, 2024, the Company sold its operating parks in Poland with a carrying value of $55.2 million for $59.4 resulting in a $4.2 million gain. The costs incurred to complete the transaction totaled $0.8 million and are reported together with the disposal of the assets according to ASC 360-10-35-38.

On February 21, 2024, the Company sold its operating park in the Netherlands with a carrying value of $8.0 million for $7.1 million resulting in a $0.9 million loss. The costs incurred to complete the transaction totaled $0.4 million and are reported together with the disposal of the assets according to ASC 360-10-35-38.

On October 3, 2024, the Company sold its operating parks in Romania as part of the sale of Solis Bond Company DAC and its subsidiaries in Romania to the Solis Bondholders for €1 in accordance with the terms of the Solis Bonds, as amended. The net of all assets and liabilities resulted in a $51.8 million gain to be reported on the Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 205-20. The costs incurred to complete the transaction totaled $0.7 million and are reported together with the disposal of the assets according to ASC 360-10-35-38. The sale of these entities and exit of this market represented a strategic shift for the Company resulting in the gain being recorded under discontinued operations.

Interest Expense, Other Income, and Other Expense

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Interest expense	$(8,774)	$(5,634)	$(3,140)	56%
Valuation of FPA asset	-	(16,642)	16,642	(100)%
Fair value movement of FPA asset	(483)	-	(483)	100%
Fair value movement of convertible note	67	-	67	100%
Fair value movement of warrant	565	-	565	100%
Net loss on issuance of debt	(520)	-	(520)	100%
Gain on extinguishment of debt	179	-	179	100%
Other expense	(506)	(29)	(477)	1,645%
Other income	1,571	-	1,571	100%
Total for continuing operations	$(7,901)	$(22,305)	$14,404	(65)%

Discontinued Operations:
Interest income/(expense)	$(9,724)	$(19,708)	$9,984	(51)%
Solis bond waiver fee	-	(11,232)	11,232	(100)%
Other expense	(221)	(1,824)	1,603	(88)%
Total for discontinued operations	$(9,945)	$(32,764)	$22,819	(71)%
Total for the period	$(17,846)	$(55,069)	$37,223	(68)%

Total other expenses for continuing operations decreased by $14.4 million for the year ended December 31, 2024 compared to the same period in 2023. The primary drivers causing the decrease from 2023 is the recognition of a $16.6 million valuation on the Forward Purchase Agreement in 2023 not present for 2024, a $0.5 million positive movement in fair value on the convertible debt issued during 2024, a $0.1 million positive movement in fair value on the private warrant issued during 2024, a $0.2 million gain recognized on the conversion of the Nordic ESG debt to shares in January 2024, and $1.6 million increase in other income due to the sale of Lightwave tax credits to an energy company in Texas. This decrease was partially offset by a $3.1 million increase in interest expense, a $0.5 million reduction in valuation on the Forward Purchase Agreement, a $0.5 million net loss on issuance of convertible debt and private placement warrants issued in April and October 2024, and $0.5 million increase in other expense due to the recognition of termination agreement with Meteora.

Total other expenses for discontinued operations decreased by $22.8 million for the year ended December 31, 2024 compared to the same period in 2023. The primary drivers of the decrease from 2023 is the recognition of a $11.2 million bond waiver fee for the Solis bond in 2023 that was not present for 2024, a $10.0 million decrease in interest expense, and a $1.6 million decrease in other expense due to the write off of a Romanian receivable from 2021 expected to be paid by the Romanian government. The proceeds from the sale of the Polish and Netherlands parks in early 2024 were used to reduce the principal balance of the Solis Bond, resulting in lower interest expense for the rest of the year. Additionally, the interest expense for 2024 accounts for only nine months as the Company sold Solis on October 3, 2024. Refer to Footnote 19 for additional sale information.

Income Tax

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Corporate tax expense	$(590)	$(15)	$(575)	3,833%
Total for continuing operations	$(590)	$(15)	$(575)	3,833%

Discontinued Operations:
Corporate tax expense	$(87)	$(161)	$74	(50)%
Total for discontinued operations	$(87)	$(161)	$74	(50)%
Total for the period	$(677)	$(176)	$(501)	2,847%

Income tax expense for continuing operations increased by $0.6 million for the year ended December 31, 2024 compared to the same period in 2023 due to the recognition of penalties assessed for the late filing of the 2023 corporate tax return and late extension filing for the 2024 tax return.

Income tax expense for discontinued operations decreased by $0.1 million for the year ended December 31, 2024 compared to the same period in 2023. Zonnepark Rilland receives a fixed payment each month per agreed rates with the customer. In the second quarter of the following year, the customer settles any difference in the average rates for the prior year and the agreed upon rate for the prior year. This settlement of the rates exceeded the receivables the company had booked and resulted in extra income recognized in 2022. The additional income received resulted in a higher tax liability and a balance due in 2022. The balance due was paid at the time of filing in 2023.

Impairment Loss Recognized

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
	(in thousands)
Impairment of Spanish assets	$(3,263)	$-	$(3,263)	(100)%
Total for continuing operations	$(3,263)	$-	$(3,263)	(100)%

Discontinued Operations:
Impairment loss recognized on the remeasurement to fair value less costs to sell	$-	$(11,766)	$11,766	(100)%
Total for discontinued operations	$-	$(11,766)	$11,766	(100)%
Total for the period	$(3,263)	$(11,766)	$8,503	(72)%

Impairment loss recognized for continuing operations increased by $3.3 million for the year ended December 31, 2024 compared to the same period in 2023. The decrease represents the expected loss at December 31, 2024 on the disposal of the Spanish assets.

Impairment loss recognized for discontinued operations decreased by $11.8 million for the year ended December 31, 2024 compared to the same period in 2023. The decrease represents the expected loss at December 31, 2023 on the sale of the Polish assets. There was no indication of impairment for the Netherlands as of December 31, 2023.

Net Loss

Net loss for continuing operations decreased by $7.9 million for the year ended December 31, 2024 compared to the same period in 2023. This is primarily due to a decrease in cost of revenues of $0.9 million, depreciation of $1.5 million, loss on disposal of asset of $5.5 million, and other expense of $14.3 million. This was partially offset by a decrease in revenues of $3.2 million, an increase in SG&A expenses of $7.0 million, development costs of $0.4 million, interest expense of $3.1 million, and income tax of $0.6 million.

Net loss for discontinued operations decreased by $82.7 million for the year ended December 31, 2024 compared to the same period in 2023. This is primarily due to a decrease in cost of revenues of $3.2 million, SG&A expenses of $4.7 million, depreciation of $3.3 million, development costs of $0.4 million, interest expense of $10.0 million, other expense of $25.0 million, tax expense of $0.2 million, and a gain of $53.0 million for the net sale of the Poland, Netherlands, and Romanian operating parks in January, February, and October 2024, respectively. This was offset by a decrease in revenues of $17.2 million.

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

The following table summarizes certain financial measures that are not calculated and presented in accordance with US GAAP, along with the most directly comparable US GAAP measure, for each period presented below. In addition to its results determined in accordance with US GAAP, the Company believes the following non-US GAAP financial measures are useful in evaluating its operating performance. The Company uses the following non-US GAAP financial information, collectively, to evaluate its ongoing operations and for internal planning and forecasting purposes.

The following non-US GAAP table summarizes the total capitalization and debt as of December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Convertible debt, secured	$2,626	$-
Senior Secured debt and promissory notes	27,718	32,312
Total debt	30,344	32,312
Less current maturities	(28,715)	(32,312)
Long term debt, net of current maturities	$1,629	$-

Current Maturities	$28,715	$32,312
Less current debt discount	(1,239)	(725)
Less net loss on issuance of convertible note & warrant	520	-
Less movement in fair value	(632)	-
Current Maturities net of debt discount	$27,364	$31,587

Long-term maturities	$1,629	$-
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$1,629	$-

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents on the Consolidated Balance Sheets	$161	$4,042
Cash and cash equivalents of discontinued operations included in current assets of discontinued operations on the Consolidated Balance Sheets	-	1,361
Restricted cash of discontinued operations included in current assets of discontinued operations on the Consolidated Balance Sheets	-	19,161
Total cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flow	$161	$24,564

Restricted Cash relates to balances that are in the bank accounts for specific defined purposes and cannot be used for any other undefined purposes. The decrease in available capital from discontinued operations was related to payments paying down the principal of the Green Bonds followed by the sale of operating parks in Poland, the Netherlands, and Romania. Refer to Footnote 3 for further discussion of restricted cash.

Liquidity Position

Our consolidated financial statements for the year ended December 31, 2024 and 2023 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

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

On November 8, 2024, the Company was notified by the staff of The Nasdaq Stock Market (“Nasdaq”) that the Company did not meet the market value of listed securities requirement in Listing Rule 5550(b)(2) (the “MVLS Rule”) for continued listing on The Nasdaq Capital Market (the “Staff Determination”). The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination.

On February 10, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from the Nasdaq Capital Market, and Nasdaq suspended trading in the Company’s Common Stock on February 12, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate. The Company was additionally in violation of the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as disclosed recently on January 31, 2025, which was taken into consideration by the Panel in its Delisting Notification.

The Company’s Common Stock is currently quoted on an over-the-counter trading market.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary project financing to execute our transatlantic business plan.

Financing Activities

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the period ended December 31, 2024, and $5.9 million of accrued interest was added to the existing loan balance. The Company had principal outstanding of $16.0 million and $11.0 million as of December 31, 2024 and 2023, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ’Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. This note had a principal outstanding balance of $2.7 million and $3.3 million as of December 31, 2024 and 2023, respectively.

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

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 9,000 shares to SCAF in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $11.75 on the date of issuance.

On April 19, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount and a warrant to purchase up to 96,444 shares of the Company’s common stock, at an exercise price of $5.76 per share. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025, bears interest at 7% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. Refer to Footnote 5 for details on the conversions completed during the year ended December 31, 2024.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $2.00 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 212,784 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted so that as of November 12, 2024 it is adjusted to purchase up to 283,714 shares exercisable at $1.50 per share. This warrant was again adjusted on December 5, 2024 to purchase up to 425,571 shares exercisable at $1.00 per share.  In conjunction with the transaction, the Company issued warrants for the purchase of 21,278 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

The Convertible Note matures on October 1, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at a rate of seven percent (7%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily volume-weighted average price (“VWAP”) (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $0.75. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder).

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

On December 4, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2024 Note”) with a maturity date in April 2025, in the principal sum of $1,250,000. Pursuant to the terms of the 2024 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2024 Note), the 20% Original Issue Discount shall increase to 30% Original Issue Discount. The Purchase Agreement resulted in net proceeds of $1,000,000 to the Company. The 2024 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is the the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”). On December 5, 2024, pursuant to the Purchas Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 130,710 shares of Common Stock exercisable at $1.00 per shares and the Company received gross proceeds of $244,317 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount.

On December 11, 2024, the Company entered into an agreement with LiiON LLC as part of the business acquisition for a $2,000,000 note with a maturity date of December 31, 2027. Subsequent to December 31, 2024, the Company and LiiON LLC mutually agreed to rescind the Asset Purchase Agreement. See Footnote 5 for further information.

On December 30, 2024, one of the Company’s subsidiaries, Alternus Europe Ltd, assumed a €1,000,000 ($1,041,720) promissory note from a subsidiary of AEG, Alternus FundCo Ltd, with a 120% repayment premium plus 10% accrued interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,052,500 from AEG maturing June 30, 2025.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026.

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

For the year ending December 31, 2023, the Company incurred operating lease expenses from continuing operations of $160 thousand.

For the year ending December 31, 2024, the Company incurred operating lease expenses from continuing operations of $126 thousand for the United States office lease before Alternus Energy Americas Inc. was sold back to AEG on November 5, 2024 and $48 thousand for the land lease in Madrid, Spain.

The Company had no finance leases as of December 31, 2024.

In October 2023, the Company entered a new lease for land in Madrid, Spain where solar parks are planned to be built. The lease term is 35 years with an estimated annual cost of $32 thousand.

Cash Flow Discussion

The Company uses traditional measures of cash flows, including net cash flows from operating activities, investing activities, and financing activities to evaluate its periodic cash flow results.

For the Year Ended December 31, 2024 compared to December 31, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Year Ended December 31,
	2024	2023	Change ($)
	(in thousands)
Net cash provided by/(used in) operating activities	(3,222)	3,039	(6,261)
Net cash provided by/(used in) operating activities – Discontinued Operations	95,592	10,173	85,419

Net cash provided by/(used in) investing activities	(1,679)	(634)	(1,045)
Net cash provided by/(used in) investing activities – Discontinued Operations	23,088	(124)	23,212

Net cash provided by/(used in) financing activities	1,183	21,094	(19,911)
Net cash provided by/(used in) financing activities – Discontinued Operations	(137,729)	(17,164)	(120,565)

Effect of exchange rate on cash	(1,637)	433	(2,070)

Net Cash Used in Operating Activities

Net cash used in continuing operating activities for the year ended December 31, 2024 compared to 2023 increased by $6.3 million. The net loss decreased by $7.9 million in 2024, which was mainly due to a decrease in revenues, costs of revenues, depreciation, other expenses as described above and an increase in selling, general, and administrative expenses, development costs, and interest expense. The offsetting increase was a result of the normal fluctuations of receivables and payables over the normal course of business operations. All expenses contributing to the decrease in the net loss are non-cash items recognized on the Consolidated Statement of Operation and Comprehensive Loss.

Net cash provided by discontinued operating activities for the year ended December 31, 2024 compared to 2023 increased by $85.4 million. The net loss decreased by $84.7 million in 2024, which was mainly due to a decrease in revenues, cost of revenues, selling, general, and administrative expenses, depreciation, development costs, interest expense, other expenses as described above, and a gain of $55.0 million for the net sale of the Poland, Netherlands, and Romanian operating parks. The remaining increase was a result of the normal fluctuations of receivables and payables over the normal course of business operations.

Net Cash Used in Investing Activities

Net cash used in continuing investing activities for the year ended December 31, 2024 compared to 2023 increased by $1.0 million. This was a result of the increase in costs for construction parks in the US, the development and pursuit of potential projects in Italy, Spain, and the US, and the final payment made to complete the last park for Lightwave in January 2024.

Net cash provided discontinued investing activities for the year ended December 31, 2024 compared to 2024 increased by $23.2 million. This was a result of the disposal of the Romanian, Polish, and Netherlands parks during the year.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the year ended December 31, 2024 compared to 2023 decreased by $19.9 million mainly driven by the net decrease of $13.8 million of new debt and a $6.1 million net increase driven by intercompany transaction activity.

Net cash used in discontinued financing activities for the year ended December 31, 2024 compared to 2023 increased by $120.6 million mainly driven by the $75.2 million payment made towards the Solis Bond principal balance and $45.4 million of intercompany activity as part of the sale of Solis and its Romanian subsidiaries.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in its consolidated financial statements and related footnotes. In preparing these consolidated financial statements, the Company has made its best estimates of certain amounts included in the consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at the Company’s critical accounting estimates, factors the Company considers include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed, and how reasonably likely such change may have a material impact. The Company’s critical accounting policies are discussed below.

Business Combinations

The Company acquires assets which operate in nature with existing revenue streams and assets which are constructed for the purpose of being sold. The Company applies the screen test per ASC 805 to determine an asset acquisition versus business combination and accounts for business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at fair value at the acquisition date. The Company also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred. Cost directly attributed to an asset acquisition are capitalized to the asset per ASC 805 Business combinations is a critical accounting policy as there are significant judgments involved in the allocation of acquisition costs and determining the fair value of the net assets acquired. Refer to Footnote 5 to the accompanying financial statements for more information.

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

The Company performs the analysis of the acquisition using income approach valuation methodology. Factors considered by management in its analysis include considering current market conditions and costs to construct similar facilities. The Company also considers information obtained about each facility as a result of the Company’s pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value, the Company also establishes estimates of energy production, current in-place and market power purchase rates, tax credit arrangements, and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. Transaction costs incurred, including legal and financing fees directly related to the acquisition, are capitalized as a component of the assets acquired.

The allocation of the purchase price directly affects the following items in the Company consolidated financial statements:

●	The amount of purchase price allocated to the various tangible and intangible assets, liabilities, and non-controlling interests on the Company balance sheet;

●	The amounts allocated to current assets or current liabilities are allocated at the acquisition value. The amounts allocated to long term tangible and intangible assets are amortized to depreciation or amortization expense, and

●	The period over which tangible and intangible assets and liabilities are depreciated or amortized varies. Changes in the amounts allocated to these assets and liabilities will have a direct impact on Company results of operations.

Measurement of Level 3 Liabilities

Financial liabilities where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting standards. The fair value of these Level 3 financial liabilities is determined by using a third-party pricing service using Monte Carlo simulations or similar techniques for which the determination of fair value requires significant management judgment or estimation. The Level 3 gains and losses are valued quarterly and recorded in earnings.

Impairment of Renewable Energy Facilities

Renewable energy facilities that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between an asset’s carrying amount and its fair value. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets, and present value techniques.

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

Interest Rate Risk

Fluctuations in interest rates can impact the value of investments and financing activities, giving rise to interest rate risk. The debt of the Company is comprised of different instruments, which bear interest at either fixed or floating interest rates. The ratio of fixed and floating rate instruments in the loan portfolio is monitored and managed. Refer to Footnote 14 – Convertible and Non-convertible Promissory Notes for more information.

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

We expect to remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we, as applicable, have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million in market value of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Footnote 2, “Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Alternus Clean Energy, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the effects of the 1-for-25 reverse stock split discussed in Note 22, the effects of the adjustments to retrospectively apply the effects of discontinued operations of Solis and Romanian subsidiaries discussed in Note 19, to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 23, and the effects of the reclassifications described in Note 3, the accompanying consolidated balance sheet of Alternus Clean Energy, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). The 2023 financial statements before the effects of the adjustments noted above are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the 1-for-25 reverse stock split discussed in Note 22, the effects of the adjustments to retrospectively apply the effects of discontinued operations of Solis and Romanian subsidiaries discussed in Note 19, to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures described in Note 23, and the effects of the reclassifications described in Note 3 present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the adjustments to retrospectively apply the 1-for-25 reverse stock split discussed in Note 22, the effects of the adjustments to retrospectively apply the effects of discontinued operations of Solis and Romanian subsidiaries discussed in Note 19, to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures described in Note 23 and the effects of the reclassifications described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Kreit & Chiu, LLP.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since inception, has insufficient cash flows from its operating activities, has an accumulated deficit and its assets are already pledged to secure its indebtedness to various third party secured creditors. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

We served as the Company’s auditor in January 2024 to June 2024.

New York, NY

April 15, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Alternus Clean Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alternus Clean Energy, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024, and the related statements of operations and comprehensive income/(loss), changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply discontinued operations, reverse stock split and segment reporting, as discussed in Notes 19, 22 and 23, respectively, and the effects of the reclassification described in Note 3. Such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered continued negative cash flows and losses from continued operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2024.

Los Angeles, California

June 6, 2025

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,	As of December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$161	$4,042
Accounts receivable, net	-	3
Prepaid expenses and other current assets	131	2,634
Taxes recoverable	347	444
Current discontinued assets held for sale	-	151,791
Total Current Assets	639	158,914

Property and equipment, net	-	17,539
Right of use asset	-	1,134
Other receivable	-	1,483
Capitalized development costs	4,775	6,216
Intangible assets	1,554	-
Goodwill	241	-
Long-term prepaid expenses	518	-
Total Assets	$7,727	$185,286

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$9,799	$3,590
Accrued liabilities	2,371	15,042
Taxes payable	14	13
Operating lease liability	28	128
Short term convertible and non-convertible promissory notes, net of debt issuance costs	24,851	31,587
Convertible note measured at fair value	1,702	-
Warrant liability	811	-
Current discontinued liabilities held for sale	-	197,078
Total Current Liabilities	39,576	247,438

Long term convertible and non-convertible promissory notes, net of debt issuance costs	1,629	-
Operating lease liability, net of current portion	407	1,102
Total Liabilities	41,612	248,540

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of December 31, 2024 and December 31, 2023. 0 issued and outstanding as of December 31, 2024 and December 31, 2023.	-	-
Common stock, $0.0001 par value, 300,000,000 authorized as of December 31, 2024 and 150,000,000 authorized as of December 31, 2023; 5,037,826 issued and outstanding as of December 31, 2024 and 2,876,215 issued and outstanding as of December 31, 2023.	10	7
Additional paid in capital	35,917	27,874
Foreign currency translation reserve	(2,679)	(2,924)
Accumulated deficit	(67,133)	(88,211)
Total Shareholders’ Deficit	(33,885)	(63,254)
Total Liabilities and Shareholder’ Deficit	$7,727	$185,286

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except share and per share data)

	Year Ended December 31
	2024	2023

Revenues	$311	$3,476

Operating Expenses
Cost of revenues	(364)	(1,301)
Selling, general, and administrative	(11,984)	(4,934)
Depreciation, amortization, and accretion	(215)	(1,673)
Development costs	(748)	(360)
Impairment of Spanish assets	(3,263)	-
Loss on disposal of assets	-	(5,501)
Total operating expenses	(16,574)	(13,769)

Loss from operations	(16,263)	(10,293)

Other income/(expense):
Interest expense	(8,774)	(5,634)
Fair value movement of FPA asset	(483)	(16,642)
Fair value movement of convertible debts	67	-
Fair value movement of warrants	565	-
Loss on issuance of debt	(520)	-
Gain on extinguishment of debt	179	-
Other expense	(506)	(29)
Other income	1,571	-
Total other expenses	(7,901)	(22,305)
Loss before provision for income taxes	(24,164)	(32,598)
Income taxes	(590)	(15)
Loss from continuing operations	(24,754)	(32,613)

Discontinued operations:
Loss from operations of discontinued business components	(7,543)	(13,692)
Gain on sale of discontinued operations, net assets	53,462	-
Solis bond waiver fee	-	(11,232)
Impairment loss recognized on the remeasurement to fair value less costs to sell	-	(11,766)
Income tax	(87)	(161)
Income/(loss) from discontinued operations	45,832	(36,851)
Net income/(loss)	$21,078	$(69,464)

Basic & diluted earnings/(loss) per share of common stock:
Continuing operations	$(7.01)	$(11.28)
Discontinued operations	12.98	(12.74)
Total earnings/(loss) per share of common stock, basic & diluted	$5.97	$(24.02)
Weighted-average common stock outstanding, basic & diluted	3,530,500	2,892,215

Comprehensive income/(loss)
Net income/(loss)	$21,078	$(69,464)
Foreign currency translation adjustment	245	714
Comprehensive income/(loss)	$21,323	$(68,750)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 31, 2023	-	$-	2,300,000	$6	$19,797	$(3,638)	$(18,747)	$(2,582)
Distribution to stockholder	-	-	-	-	(25,195)	-	-	(25,195)
Contribution from stockholder	-	-	-	-	15,295			15,295
Merger, net of transaction costs	-	-	455,352	1	(2,341)	-	-	(2,340)
Fair Value of penny warrants	-	-	-	-	1,820	-	-	1,820
Issuance of Alternus Clean Energy Inc. common stock to Meteora parties subject to FPA	-	-	111,863	-	16,493	-	-	16,493
Conversion of promissory note payable to related party for common stock in connection with the Merger	-	-	9,000	-	2,005	-	-	2,005
Foreign currency translation adjustment	-	-	-	-	-	714	-	714
Net income - discontinued operations	-	-	-	-	-	-	(36,851)	(36,851)
Net loss - continuing operations	-	-	-	-	-	-	(32,613)	(32,613)
Balance at December 31, 2023	-	$-	2,876,215	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	542,617	1	9,840	-	-	9,841
Conversion of Debt	-	-	1,124,585	1	2,940	-	-	2,941
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	44,452	-	321	-	-	321
Shares Issued for Joint Venture Agreement	-	-	200,000	1	1,190	-	-	1,191
Effects of Reverse Stock Split	-	-	(43)	-	-	-	-	-
Shares Issuable from LiiON Acquisition	-	-	250,000	-	288	-	-	288
Deconsolidation of Entities to Parent Company	-	-	-	-	13,862	-	-	13,862
Transfer of Debt from Parent Company	-	-	-	-	(9,765)	-	-	(9,765)
Foreign currency translation adjustment – continuing operations	-	-	-	-	-	245	-	245
Net income - discontinued operations	-	-	-	-	-	-	45,832	45,832
Net loss - continuing operations	-	-	-	-	-	-	(24,754)	(24,754)
Balance at December 31, 2024	-	$-	5,037,826	$10	$35,917	$(2,679)	$(67,133)	$(33,885)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income/(loss)	$21,078	$(69,464)
Income/(loss) from discontinued operations, net of tax	45,832	(36,851)
Loss from continuing operations	$(24,754)	$(32,613)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operations:
Depreciation, amortization and accretion	215	1,673
Amortization of debt discount	891	2,394
Development costs	748	-
Debt issuance cost of convertible debt	1,641	-
Credit loss expense	-	8
Share-based compensation to third parties	321	-
Gain (loss) on foreign currency exchange rates	(700)	(394)
Fair value movement of FPA asset	483	16,642
Fair value movement of convertible debt	(67)	-
Fair value movement in warrant liability	(565)	-
Loss on issuance of debt	520	-
Gain on extinguishment of debt	(179)	-
Impairment of asset	3,263	-
Loss on disposal of asset	1,301	3,889
Non-cash operating lease assets	35	(332)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and other short-term receivables	(28)	2,404
Prepaid expenses and other assets	1,029	(3,781)
Accounts payable	12,794	1,219
Accrued liabilities	(109)	11,538
Operating lease liabilities	(61)	392
Net Cash provided by/(used in) Operating Activities	$(3,222)	$3,039
Net Cash provided by/(used in) Operating Activities - Discontinued Operations	95,592	10,173

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,485)	(4,576)
Sales of property and equipment	-	17,255
Capitalized Cost	-	(5,868)
Construction in Process	(194)	(7,445)
Net Cash provided by/(used in) Investing Activities	$(1,679)	$(634)
Net Cash provided by/(used in) Investing Activities - Discontinued Operations	23,088	(124)

Cash Flows from Financing Activities:
Proceeds from debt	6,782	15,468
Payments of debt principal	(5,599)	(210)
Debt Issuance Cost	-	210
Merger proceeds net of transaction costs	-	(500)
Distributions to parent	-	(4,579)
Contributions from parent	-	10,705
Net Cash provided by/(used in) Financing Activities	$1,183	$21,094
Net Cash provided by/(used in) Financing Activities - Discontinued Operations	(137,729)	(17,164)

Effect of exchange rate on cash	(1,636)	433
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(24,403)	$16,817
Cash, cash equivalents, and restricted cash beginning of the year	24,564	7,747
Cash, cash equivalents, and restricted cash end of the year	$161	$24,564

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2024	2023
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of $2,792 and $397 respectively)	$6,099	$7,321
Taxes	-	2,488
Non-cash investing and financing activities:
Shares issued for settlement of debt	9,840	-
Shares issued for conversion of debt	2,940	-
Shares issued for stock compensation to third parties	321	-
Shares issued for joint venture	1,190	-
Shares issuable for LiiON acquisition	288	-
Promissory Note issued for LiiON acquisition	1,537	-

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Formation

Alternus Clean Energy, Inc. (the “Company”) was incorporated in Delaware on May 14, 2021 and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued and transferred 2,300,000 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

Clean Earth’s (SPAC) only precombination assets were cash and investments and the SPAC did not meet the definition of a business in accordance with US GAAP. Therefore, the substance of the transaction was a recapitalization of the target (AEG) rather than a business combination or an asset acquisition. In such a situation, the transaction is accounted for as though the target issued its equity for the net assets of the SPAC and, since a business combination has not occurred, no goodwill or intangible assets would be recorded. As such, AEG is considered the accounting acquirer and these consolidated financial statements represent a continuation of AEG’s financial statements. Assets and liabilities of AEG are presented at their historical carrying values.

Alternus Clean Energy Inc. is a holding company that operates through the following twenty-six operating subsidiaries as of December 31, 2024:

Subsidiary	Principal Activity	Date Acquired / Established	ALCE Ownership	Country of Operations
PC-Italia-01 S.r.l.	Sub-Holding SPV	15 May 2015	AEG MH 02 Limited	Italy
PC-Italia-03 S.r.l.	SPV	1 July 2020	AEG MH 02 Limited	Italy
PC-Italia-04 S.r.l.	SPV	15 July 2020	AEG MH 02 Limited	Italy
Risorse Solari I S.r.l.	SPV	28 September 2019	AEG MH 02 Limited	Italy
Risorse Solari III S.r.l.	SPV	3 August 2021	AEG MH 02 Limited	Italy
Alternus Iberia S.L.	SPV	4 August 2021	AEG MH 02 Limited	Spain
AED Italia-01 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-02 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-03 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-04 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-05 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AEG MH 02 Limited	Holding Company	8 March 2022	Alternus Europe Limited	Ireland
Alternus Europe Limited f/k/a AEG JD 03 Limited	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
Alt Spain 03, S.L.U.	SPV	31 May 2022	Alt Spain Holdco S.L.	Spain
Alt Spain Holdco, S.L.U.	Holding Company	Acquired 14 July 2022	AEG MH 02 Limited	Spain
AED Italia-06 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-07 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-08 S.r.l.	SPV	5 August 2022	AEG MH 02 Limited	Italy
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Clean Energy, Inc.	Luxembourg
Alt Spain 04, S.L.U.	SPV	May 2022	Alt Spain Holdco, S.L.U.	Spain
Alt Alliance LLC	Holding Company	September 2023	Alternus Clean Energy, Inc.	USA
AEG MH 04 Limited	Holding Company	16 January 2024	Alternus Lux 01 S.a.r.l.	Ireland
ALT POL HC 02 sp. z.o.o.	Holding Company	20 January 2023	Alternus Europe Limited	Poland
New Frog Projects S.L.	SPV	31 July 2023	Alt Spain Holdco, S.L.U.	Spain
ALANTEAN LLC	Joint Venture LLC Partnership	10 April 2024	Alt Alliance LLC	USA
BESS LLC	Holding Company	10 December 2024	Alternus Clean Energy Inc.	USA

2.	Going Concern and Management’s Plans

Our consolidated financial statements for the year ended December 31, 2024, identify the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of these financial statements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended December 31, 2024, the Company incurred losses from continuing operations of ($24.8) million and a net loss of ($32.6) million for the year ended December 31, 2024 and 2023, respectively. The Company had total shareholders’ (deficit) of ($33.9) million as of December 31, 2024 and ($63.3) million at December 31, 2023, respectively. The Company had $0.2 million of unrestricted cash on hand as of December 31, 2024.

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

On November 8, 2024, the Company was notified by the staff of The Nasdaq Stock Market (“Nasdaq”) that the Company did not meet the market value of listed securities requirement in Listing Rule 5550(b)(2) (the “MVLS Rule”) for continued listing on The Nasdaq Capital Market (the “Staff Determination”). The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff Determination.

On February 10, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from the Nasdaq Capital Market, and Nasdaq suspended trading in the Company’s Common Stock on February 12, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate. The Company was additionally in violation of the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as disclosed recently on January 31, 2025, which was taken into consideration by the Panel in its Delisting Notification.

The Company’s Common Stock is currently quoted on an over-the-counter trading market.

The Company is currently working on several processes to address the going concern issue. The Company is working with shareholders, investment funds and multiple global banks and funds to secure necessary project financing to execute our transatlantic business plan.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant items subject to such estimates include, but are not limited to, the assumptions utilized in the valuation of the assets acquired and liabilities assumed, determination of a business combination or asset acquisition, impairment of long-lived assets, measurement of level 3 fair value assets, and recovery of capitalized cost. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of financial statements; therefore, actual results could differ from these estimates.

Segments

The Company has two operating segments, United States Operations and European Operations, and has identified the chief operating decision-making (“CODM”) group as the CEO of the Company. The CEO regularly reviews the Reporting Packs that contain financial and operational results aggregated by geography as well as consolidated income statement, balance sheet, and equity of the overall company.

Cash and Cash Equivalents

The Company considers cash and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents with major financial institutions, the largest concentration in the United States, Ireland, Spain, and Italy, and with ING in Poland. The Company may at times exceed federally insured limits or statutorily insured limits in a foreign jurisdiction. The Company periodically assesses the financial condition and due to the size and stability of the institutions believes the risk of loss to be remote.

The Consolidated Statements of Cash Flows includes the cash flows of continuing and discontinued operations. The following is a reconciliation of “Cash and cash equivalents” of continuing operations presented in the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents on the Consolidated Balance Sheets	$161	$4,042
Cash and cash equivalents of discontinued operations included in current assets of discontinued operations on the Consolidated Balance Sheets	-	1,361
Restricted cash of discontinued operations included in current assets of discontinued operations on the Consolidated Balance Sheets	-	19,161
Total cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flow	$161	$24,564

Reclassification of Prior Period Cash Flows

On October 3, 2024, the Company completed the sale of Solis Bond Company DAC and its subsidiaries in Romania, which met the criteria for classification as a discontinued operation under ASC 205-20. Consequently, the results of Solis and its Romanian subsidiaries have been presented as discontinued operations in the consolidated financial statements for all periods presented. As a result, the consolidated statements of cash flows for the year ended December 31, 2023, have been recast to segregate cash flows from discontinued operations. These reclassifications had no impact on previously reported net cash flows. The following table summarizes the cash flows attributable to discontinued operations (in thousands):

	Year Ended December 31,
Discontinued Operations	2024	2023
Net cash provided by/(used in) operating activities	$95,592	$10,173
Net cash provided by/(used in) investing activities	23,088	(124)
Net cash provided by/(used in) financing activities	(137,729)	(17,164)

Accounts Receivable

Accounts receivable are uncollateralized amounts due from customers under normal trade terms. Accounts receivables are presented net of allowance for doubtful accounts. The Company establishes an allowance for doubtful customer accounts, through a review of historical losses, customer balances, and industry economic conditions. Under the expected loss model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The Company extends credit based on an evaluation of customers’ financial condition and determines any additional collateral requirements. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company considers invoices past due when they are outstanding longer than the stated term. Under the expected loss model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. Management considers the carrying value of accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations in the period in which that determination is made.

The allowance for credit losses was $0 thousand and $7 as of December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

At times, the Company maintains cash balances in financial institutions which may exceed federally insured limits. The Company maintains cash balances in all countries in which it operates and in Ireland where the Company is headquartered. Government coverage for the Company’s cash balances are as follows:

●	European Union - $105,841 (€100,000) per account is covered for operations in Romania, Poland, Italy, and the Company’s headquarters in Ireland.

●	United States - $250,000

While the company did not have any cash accounts above the government insurance amounts as of December 31, 2024, it did at times have balances above the insurance amount throughout the year. The Company has not experienced any losses relating to such accounts and believes it is not exposed to significant credit risk on its cash and cash equivalents or restricted cash.

Economic Concentrations

The Company and its subsidiaries own and operate solar generating facilities installed on buildings and land located across Europe and the United States. Future operations could be affected by changes in the economy, other conditions in those geographic areas, or by changes in the demand for renewable energy.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, amortization, and impairment. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Depreciation is computed on a straight-line basis over the estimated useful lives. The useful lives per asset class are as follows:

●	Solar Energy Facilities carry a useful life of the lesser of 35 years from the original placed in-service date or the lease term of the land on which they are built.

●	Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

●	Furniture and fixtures carry a useful life of 3 years.

●	Software and computer equipment carry a useful life of 3 and 5 years respectively.

Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. Expenditures for maintenance and repairs, which do not materially extend the useful lives of assets, are charged to expense as incurred. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are removed from the respective accounts and a gain or loss, if any, is recognized on the Consolidated Statements of Operations and Comprehensive Income/(Loss) during the year of disposal. When the Company abandons the anticipated construction of a new solar energy facility during the development phase, costs previously capitalized on the Consolidated Balance Sheet are written off to the Consolidated Statements of Operations and Comprehensive Income/(Loss) at the parent company.

Capitalized Development Costs

Capitalized development costs relate to various projects that are under development for the period. As management determines to proceed with the development of a new solar park or purchase an existing construction project of a solar park, costs toward the final value of that project are recorded in Capitalized Development Costs on the Consolidated Balance Sheet. Costs can include, but are not limited to, financial, technical, and legal due diligence costs.

As the Company closes either the purchase or development of new solar parks and begins construction, the balance of these costs is reclassified to Construction in Process on the Consolidated Balance sheet. Once construction is complete and all costs have been incurred, the final asset balance is displayed in Property and Equipment. If the Company does not close on the prospective project, these costs are written off to Development Costs on the Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

During the year ended December 31, 2023, the Company recorded an impairment loss of $11.8 million in the Consolidated Statement of Operations and Comprehensive Income/(Loss) related to the Polish assets held for sale to reduce the carrying amount of the assets in the disposal group to their fair value less costs to sell. This was recognized in discontinued operations on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

During the year ended December 31, 2024, the Company recorded an impairment loss of $3.3 million in the Consolidated Statement of Operations and Comprehensive Income/(Loss) related to the Spanish assets held for sale to reduce the carrying amount of the assets in the disposal group to their fair value less costs to sell. This was recognized in Other Income/(Expense) for continuing operations on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

Deferred Financing Costs and Debt Discount Amortization

The Company incurs expenses related to debt arrangements. These deferred financing costs and debt discount costs are capitalized and amortized over the term of the related debt or revolving credit facilities and netted against the related debt.

Asset Retirement Obligations

In connection with the acquisition or development of solar energy facilities, the Company may have the legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its condition prior to the construction of the long-lived assets. This legal requirement is referred to as an asset retirement obligation (ARO). If the Company determines that an ARO is required for a specific solar energy facility, the Company records the present value of the estimated future liability when the solar energy facility is placed in service as an ARO liability. The discount rate used to estimate the present value of the expected future cash flows for the year ended December 31, 2023 was 7.3%. The Company accretes the ARO liability to its future value over the solar energy facility’s useful life and records the related interest expense to amortization expense on the consolidated statement of operations. Solar facilities that require AROs are recorded as part of the carrying value of property and depreciated over the solar energy facility’s useful life.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss).

Lease assets and liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date, discounted using the Company’s incremental borrowing rate, and are presented as right of use (“ROU”) assets (for operating leases) or as a component of property and equipment, net (for finance leases) and current and long-term lease liabilities on the Consolidated Balance Sheet. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Refer to Footnote 15 for additional information.

Operating lease expense attributable to site leases is reported within cost of revenues in the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss). Lease expense attributable to all other operating leases is reported within selling, general, and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss).

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle underlying revenue recognition under ASC 606 is that revenue should be recognized as goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. ASC 606 defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company has historically derived revenues through its recently discontinued subsidiaries (see Footnote 6) from the sale of electricity and the sale of solar renewable energy credits (RECs) in Romania and guarantees of origin certificates (GoOs) in Poland. The Company received Green Certificates based on the amount of energy produced in Romania. Energy generation revenue and solar renewable energy credits revenue are recognized as electricity generated by the Company’s solar energy facilities is delivered to the grid, at which time all performance obligations have been delivered. Revenues are based on actual output and contractual sale prices set forth by its customer contracts.

The Company’s current portfolio of renewable energy facilities is generally contracted under long-term Energy Offtake Agreements (FIT programs/PPAs/VPPAs) with creditworthy counterparties in the respective regions we operate in. Pricing of the electricity sold under these agreements is generally fixed for the duration of the contract, although some of its PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by country and contract type:

	Year Ended December 31,
Revenue by Country	2024	2023
	(in thousands)
Italy	$-	$3,360
United States	311	116
Total for continuing operations	$311	$3,476

Discontinued Operations:
Netherlands	$16	$2,840
Poland	106	7,593
Romania	9,687	16,608
Total for discontinued operations	$9,809	$27,041
Total for the period	$10,120	$30,517

	Year Ended December 31,
Revenue by Offtake Type	2024	2023
	(in thousands)
Country Renewable Programs	$311	$2,505
Energy Offtake Agreements	-	962
Total for continuing operations	$311	$3,467

Discontinued Operations:
Country Renewable Programs	$334	$5,966
Green Certificates	5,803	10,548
Guarantees of Origin	-	129
Energy Offtake Agreements	3,638	10,403
Other Revenue	34	4
Total for discontinued operations	$9,809	$27,050
Total for the period	$10,120	$30,517

One customer represented 100% of continuing operational revenues during the year ended December 31, 2024 compared to two customers that represented 86% for the year ended December 31, 2023. The revenues from these customers accounted for $0.3 million and $3.0 million of revenue for the year ended December 31, 2024 and 2023, respectively.

Five customers represented 76% of the discontinued operational revenues during the year ended December 31, 2024 compared to four customers that represented 84% for the year ended December 31, 2023. The revenues from these customers accounted for $7.7 million and $25.7 million of revenue for the year ended December 31, 2024 and 2023, respectively.

Unbilled Energy Incentives Earned

The Company derives revenues from the sale of green certificates for the Romania projects. The green certificates revenues are recognized in the month they are generated by the solar project and registered with the local authority. The Company considers them unbilled at the end of the period if they have not been invoiced to a third-party customer.

Cost of Revenues

Cost of revenues primarily consists of operations and maintenance expense, insurance premiums, property taxes, and other miscellaneous costs associated with the operations of solar energy facilities. Costs are expensed as incurred.

Taxes Recoverable and Payable

The Company records taxes recoverable when there has been an overpayment of taxes due to timing of the Value Added Tax (VAT) between vendors and customers. The VAT tax can also be offset against a Country’s income taxes where the VAT was registered.

Capitalized Development Costs and Impairment Policy

The Company capitalizes development costs directly attributable to the design and construction of clean energy facilities, such as solar farms and battery storage systems, in accordance with ASC 360, Property, Plant, and Equipment. These costs may include engineering and architectural fees, permitting expenses, site preparation, and construction-related overhead. Capitalization commences when the project is deemed probable and continues until the asset is substantially complete and ready for its intended use.

The Company evaluates the recoverability of capitalized development costs whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the carrying amount of the asset to the sum of the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds the estimated future cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Additionally, if a project is abandoned or it is determined that the asset will not be completed or placed into service, the related capitalized costs are written off in the period such determination is made as Development Costs and is recognized on the Consolidated Statements of Operations and Other Comprehensive Income/ Loss).

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, and regulatory risks and the potential risk of business failure. Refer to Footnote 2 regarding going concern matters.

Fair Value of Financial Instruments

The Company measures its financial instruments at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy are described below:

Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date. Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially of the full term of the related assets or liabilities.

Level 3 – Pricing inputs that are unobservable. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

The Company holds various financial instruments that are not required to be measured at fair value. For cash and cash equivalents, restricted cash, accounts receivable, various debt instruments, prepayments and other current assets, accounts payable, accrued liabilities, and other current liabilities, the carrying value approximated their fair values due to the short-term maturity of these instruments. The Company’s forward purchase agreement asset is considered a Level 3 financial instrument at fair value and is described below in Footnote 5.

Business Combinations and Acquisition of Assets

The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to; (i) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of intellectual property (“IP”), favorable and unfavorable rate Power Purchase Agreements (PPAs), Renewable Energy Credit (REC) agreements, and favorable or below-market exclusive consulting agreements (iii) asset retirement obligations, (iv) non-controlling interest, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of the assets acquired, and liabilities assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.

When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. Transaction costs, including legal and financing fees directly related to the acquisition incurred, are capitalized as a component of the assets acquired.

The allocation of the purchase price directly affects the following items in the Company’s consolidated financial statements:

●	The amount of purchase price allocated to the various tangible and intangible assets and liabilities on the Company Balance Sheet; and

●	The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense, with the exception of favorable and unfavorable rate land leases and unfavorable rate Operation and Maintenance (O&M) contracts which are amortized to cost of revenue.

The period over which tangible and intangible assets and liabilities are depreciated or amortized varies. Changes in the amounts allocated to these assets and liabilities will have a direct impact on the Company’s results of operations.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount exceeds fair value, determined using discounted cash flows or other appropriate valuation techniques.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, limited to the carrying amount of goodwill. The Company determines fair value using a combination of income and market approaches, as appropriate.

Income Taxes

Deferred taxes are determined using the asset and liability method. Deferred tax assets are recognized for deductible temporary differences, operating loss, and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between the positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

As a result of the Tax Cuts and Jobs Act (TCJA) of 2017, the Company analyzed if a liability needed to be recorded for the deemed repatriation of undistributed earnings. It was determined that there is no outstanding liability associated with this based on overall negative undistributed earnings (accumulated deficit) in the consolidated foreign group. An additional provision of the TCJA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax applies to the Company.

Penalties and interest assessed by income tax authorities would be included in income tax expense. The company incurred penalties of $0.2 million and $0.4 million for the period ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718. Stock-based compensation expense for equity instruments issued to employees and non-employees is measured based on the grant-date fair value of the awards. The fair value of each stock unit is determined based on the valuation of the Company’s stock on the date of grant. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. The Company uses a simplified method for calculating the expected term of their options. The Company recognizes compensation costs using the straight-line method for equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. The Company accounts for forfeitures of awards in the period they occur.

Use of the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including (1) the expected terms of the option, (2) the expected volatility of the price of the Company’s common stock, and (3) the expected dividend yield of our common stock. The assumptions used in the option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgments. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. Additional inputs to the Black-Scholes-Merton option-pricing model include the risk-free interest rate and the fair value of the Company’s common stock. The Company determines the risk-free interest rate by using the United States Treasury Rates of the same period as the expected term of the stock-option.

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

	Year Ended December 31,
	2024	2023
Warrants	3,000,149	493,800
Total	3,000,149	493,800

Foreign Currency Transactions and Other Comprehensive Loss

Foreign currency transactions are those transactions whose terms are denominated in a currency other than the currency of the primary economic environment in which the Company operates, which is referred to as the functional currency. The functional currency of the Company’s foreign subsidiaries is typically the applicable local currency which is the Romanian Lei (RON), the Polish Zloty (PLN), or the European Union Euro (EUR). Transactions denominated in foreign currencies are remeasured to the functional currency using the exchange rate prevailing at the balance sheet date for balance sheet accounts and using an average exchange rate during the period, which approximates the daily exchange rate, for income statement accounts. Foreign currency gains or losses resulting from such remeasurement are included in the Consolidated Statement of Operations and Comprehensive Income/(Loss) in the period in which they arise.

Transaction gains and losses are recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income/(Loss) based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company had an immaterial net foreign exchange loss for the year ended December 31, 2024 and 2023.

The translation from functional foreign currency to United States Dollars (USD) is performed for asset and liability accounts using current exchange rates in effect at the balance sheet date and using an average exchange rate during the period, which approximates the daily exchange rate, for income statement accounts. The effects of translating financial statements from functional currency to reporting currency are recorded in other comprehensive income. For the years ended December 31, 2024 and 2023, the increase/(decrease) in comprehensive loss related to foreign currency translation gains was ($1.7) million and $0.7 million, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit losses (Topic 326), subsequently amended by ASU 2020-2. This new guidance changes how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments held at amortized cost. The update replaces the previous current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard requires entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. For public business entities that meet the definition of a United States Securities and Exchange (SEC) filer, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an Emerging Growth Company, the standard is effective for the Company’s annual reporting period and interim periods beginning first quarter of 2023. The Company has adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of EPS guidance. For public business entities that meet the definition of a SEC filer, excluding entities eligible to be a smaller reporting company as defined by the SEC, the guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the condensed consolidated financial statements.

Effective January 1, 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and enhances qualitative disclosures about segment operations. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations, or cash flows.

Convertible Debt Instruments

The Company accounts for convertible debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options. In accordance with ASU 2020-06, the Company does not separately account for the embedded conversion feature of convertible instruments unless it meets the criteria for a derivative or requires bifurcation under other applicable guidance.

Convertible debt is initially recorded at its principal amount, net of any issuance costs, which are amortized to interest expense using the effective interest method over the contractual term of the debt. Interest expense is recognized based on the stated coupon rate unless the instrument contains a significant premium or discount.

If the convertible instrument includes embedded features that qualify for derivative accounting, the fair value of such features is separated and accounted for as a derivative liability, with changes in fair value recognized in the statement of operations (unless the Fair Value Option (FVO) is elected with respect to the hybrid debt instrument).

Upon conversion or settlement of the debt, the Company derecognizes the liability and records any difference between the carrying amount and the fair value of the consideration transferred in equity or the income statement, as appropriate.

The Company evaluates its convertible debt instruments for classification between liabilities and equity, as well as for potential beneficial conversion features or other embedded features requiring separate accounting.

Fair Value Option – Hybrid Debt Instruments

The Company has elected the fair value option under ASC 825-10, Financial Instruments – Fair Value Option, for certain hybrid debt instruments (identify specific instruments and cross reference related Note) that contain embedded features which would otherwise require bifurcation and separate accounting under ASC 815, Derivatives and Hedging. The election simplifies accounting by measuring the entire instrument at fair value, with changes in fair value recognized in earnings. Fair value is determined using observable market data when available and valuation models when observable inputs are not readily available. Changes in fair value attributable to both credit risk and market risk are recorded in Other income (expense), net in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss).

The initial fair value of the instrument includes any embedded features. Transaction costs incurred in connection with the issuance of the instrument are expensed as incurred in accordance with ASC 825-10-25-3. Instruments for which the fair value option has been elected are classified as short-term or long-term liabilities based on their contractual maturity dates. The Company evaluates the appropriateness of the fair value measurement hierarchy at each reporting period and discloses the level within the fair value hierarchy (Level 1, Level 2, or Level 3) accordingly.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this in the year ended December 31, 2024.

4.	2023 Business Combination with Clean Earth Acquisitions Corp.

As discussed in Footnote 1, on December 22, 2023, Clean Earth Acquisitions Corp. (“CLIN”), Alternus Energy Group Plc (“AEG”) and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) completed the Business Combination. Upon the Closing of the Business Combination, the following occurred:

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

As of December 31, 2024, the summary of the fair value instruments held by the Company were as follows, in thousands:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement	-	-	-	-
Convertible Loan Note	-	-	1,662	1,662
Warrant Liability	-	-	811	811
Total	$-	$-	$2,473	$2,473

Valuation Techniques

●	Forward Purchase Agreement: Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Convertible Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

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

Pursuant to the terms of the FPA, Meteora purchased 111,862 (the “Purchased Amount”) shares of common stock concurrently with the Business Combination Closing pursuant to Meteora’s FPA Funding Amount PIPE Subscription Agreement, less the 52,013 shares of common stock separately purchased from third parties through a broker in the open market (“Recycled Shares”). Following the consummation of the Business Combination, Meteora delivered a Pricing Date Notice dated December 10, 2023, which included 52,013 Recycled Shares, 59,849 additional shares and 111,862 total number of shares. The FPA provides for a prepayment shortfall in an amount in US dollars equal to $500,000. Meteora in its sole discretion may sell Recycled Shares at any time following the Trade Date at prices (i) at or above $250.00 during the first three months following the Closing Date and (ii) at any sales price thereafter, without payment by Meteora of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Prepayment Shortfall. The number of shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the FPA with respect to such shares as described under “Optional Early Termination” in the FPA. The reset price is set at $250.00. Commencing from June 22, 2024, the reset price is subject to reduction upon the occurrence of a Dilutive Offering.

The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt, the carrying amounts approximate fair value due to the short maturity of these instruments.

The fair value of the Company’s recorded forward purchase agreement (“FPA”) is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. The Company records the forward purchase agreement at fair value on the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operation.

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of December 31, 2024, in thousands:

Forward Purchase Agreement
Balance at January 1, 2023	$-
Recognition of Forward Purchase Agreement Asset	17,125
Change in fair value	(16,642)
Balance at December 31, 2023	483
Change in fair value	(483)
Balance at December 31, 2024	$-

The Company measures the April 19, 2024 convertible note and private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of December 31, 2024:

	Convertible Loan Note	Warrant Liability
Risk-free rate	4.37%	4.37%
Underlying stock price	$0.79	$0.79
Expected volatility	50%	50%
Term	0.3 years	4.8 years
Dividend yield	0%	0%

The following table presents changes of the convertible note and private placement warrants issued April 2024 with significant unobservable inputs (Level 3) as of December 31, 2024, in thousands:

Convertible Note
Balance at April 19, 2024	2,145
Conversions	(1,752)
Change in fair value	(37)
Balance at December 31, 2024	$356

Warrant Liability
Balance at April 19, 2024	803
Change in fair value	(394)
Balance at December 31, 2024	$409

As the Convertible Note issued October 1, 2024 was paid out in four tranches, the Company grouped the first two tranches together and the last two trances together and conducted two valuations. The Company measures the convertible loan and private placement warrants using a Monte Carlo simulation valuation model using the following assumptions as of December 31, 2024:

October 1 and October 21 Tranches	Convertible Loan Note	Warrant Liability
Risk-free rate	4.40%	4.40%
Underlying stock price	$0.79	$0.79
Expected volatility	50%	50%
Term	0.8 years	5.3 years
Dividend yield	0%	0%

November 12 and December 5 Tranches	Convertible Loan Note	Warrant Liability
Risk-free rate	4.40%	4.40%
Underlying stock price	$0.79	$0.79
Expected volatility	50%	50%
Term	0.9 years	5.4 years
Dividend yield	0%	0%

The following table presents changes of the convertible note and private placement warrants issued October 2024 with significant unobservable inputs (Level 3) as of December 31, 2024, in thousands:

Convertible Note
Balance at October 1, 2024	1,659
Cash payment	(250)
Conversions	(31)
Change in fair value	(32)
Balance at December 31, 2024	$1,346

Warrant Liability
Balance at October 1, 2024	573
Change in fair value	(171)
Balance at December 31, 2024	$402

The fair values of these Level 3 liabilities are sensitive to unobservable inputs used in the Monte Carlo simulation valuation model, including discount rates, expected term, expected volatility, path dependency parameters and estimates of various payout outcomes. Changes to these inputs could result in significantly higher or lower fair value measurement.

Acquisition of LiiON LLC

On December 11, 2024, BESS LLC, a Delaware limited liability company and wholly owned subsidiary of the Company entered into an asset purchase agreement (the “APA”) with LiiON LLC (“LiiON”), a U.S.-based expert in advanced energy storage solutions, and closed on the acquisition of certain assets related to LiiON’s Battery Storage Business. The assets purchased included customer relationships, customer service agreements and intellectual property (IP). Also, in connection with the APA, the Company entered into an exclusive consulting agreement, with an initial term of 3 years, providing the Company with the right to receive consulting services of three key employees of the LiiON Battery Storage Business to assist with the transition and integration into the Company’s business.

As consideration for the acquisition, the Company issued a non-interest bearing promissory note (the “Note”) with a principal amount of $2,000,000 and having a fair value upon issuance of approximately $1,537,000 and 250,000 shares of the Company’s restricted common stock with a fair value of $287,500.

The Company determined that the set of assets and activities acquired in connection with the APA and related agreements constitute a business subject to the guidance in ASC 805 Business Combinations.

The total acquisition date fair value of consideration transferred (i.e., the “purchase price”) of $1,824,500 was attributed to the following net assets (in thousands):

Net assets acquired (at fair values):		Useful Life

● Exclusive Consulting Agreement	$1,396	3 yrs

● Intellectual Property (IP)	$187	3 yrs

Total identifiable assets	$1,583

● Goodwill	$241	Indefinite

Total identifiable intangibles and goodwill	$1,824

The goodwill recognized arises primarily from the fair value of an assembled workforce in the form of an exclusive consulting arrangement for three key employees. This goodwill has been allocated to the Company’s United States Operations segment.

The LiiON Battery Storage Business did not have a material effect on the Company’s operations for the period from December 11, 2024 (i.e., the acquisition date) through December 31, 2024.

The following unaudited pro forma information presents the combined results of operations as if the acquisition had occurred on January 1, 2023 (in thousands):

	Year-ended December 31, 2024	Year-ended December 31, 2023

Revenue	$317	$3,731

Net Income	$20,236	$(70,500)

6.	Accounts Receivable

Accounts receivable relate to amounts due from customers for services that have been performed and invoices that have been sent. Unbilled energy incentives relate to Green Certificates from Romania that have been received for energy generated and delivered but not yet sold. This amount is offset against deferred income. On October 3, 2024, the Company sold its Romanian subsidiaries, reporting the unbilled energy incentives balance for the year ended December 31, 2023 as discontinued operations. See Footnote 19 for additional information. Accounts receivable consist of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Accounts receivable	$-	$3
Total	$-	$3

The allowance for credit losses was $0 thousand and $7 thousand as of December 31, 2024 and 2023, respectively.

7.	Prepaid Expenses and Other Current Assets

Prepaid and other current assets generally consist of amounts paid to vendors for services that have not yet been performed and consist of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Prepaid expenses and other current assets	$131	$2,552
Other receivable	-	82
Total	$131	$2,634

8.	Property and Equipment, Net

The components of property and equipment, net consist of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Solar energy facilities	$-	$5,134
Furniture and fixtures	-	48
Construction in progress	-	12,420
Total property and equipment	-	17,602
Less: Accumulated depreciation	-	(63)
Total	$-	$17,539

All solar energy facilities and construction projects in progress as of December 31, 2023 were part of the sale of Alternus Energy Americas Inc. and its subsidiaries on November 5, 2024.

9.	Capitalized development cost and other long-term assets

Capitalized development costs are amounts paid to vendors that are related to the purchase and construction of solar energy facilities. Long-term prepaid expenses and other receivables consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Capitalized development costs and other long-term assets consisted of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Capitalized development costs	$4,775	$6,216
Long-term prepaid expenses	518	-
Other receivables	-	1,483
Total	$5,293	$7,699

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

Capitalized development costs as of December 31, 2024 consisted of $1.2 million of active development in the United States and $3.6 million across Europe. Capitalized development costs as of December 31, 2023 consisted of $2.1 million of active development in the U.S and $4.1 million across Europe.

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023.

Other Receivables relates to a 2023 security deposit of $1.0 million in relation to the Power Purchase Agreement for a development project in Tennessee, which was included in the sale of Alternus Energy Americas and its subsidiaries to Alternus Energy Group Plc on November 5, 2024 (see Footnote 20 for further details). The remaining $483 thousand related to the Forward Purchase Agreement as of December 31, 2023. This was written down to $0 in 2024 due to the change in fair value of the FPA (see Footnote 5 for further details).

10.	Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Accounts payable	$9,799	$3,590
Total	$9,799	$3,590

11.	Deferred Income

Deferred income relates to income related to Green Certificates from Romania that have been received but not sold. Deferred income consists of the following (in thousands):

Activity
Deferred income – Balance January 1, 2023	$4,954
Green certificates received	10,663
Green certificates sold	(10,169)
Foreign exchange gain/(loss)	159
Deferred income – Balance December 31, 2023	$5,607

On October 3, 2024, the Company sold its Romanian subsidiaries, reporting the deferred income balance for the year ended December 31, 2023 as discontinued operations. See Footnote 19 for additional information.

12.	Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest in debt not paid in the year ended December 31, 2024 and 2023. Accrued liabilities consist of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Accrued legal	$500	$1,798
Accrued interest	553	3,482
Accrued financing cost	-	3,537
Accrued construction expense	-	2,134
Accrued transaction cost - business combination	-	1,527
Accrued audit fees	500	800
Accrued payroll	22	100
Accrued consulting fees	140	-
Accrued tax penalties	590	-
Other accrued expenses	66	1,664
Total	$2,371	$15,042

13.	Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Taxes recoverable	$347	$444
Less: Taxes payable	(14)	(13)
Total	$333	$431

14.	Convertible Debt and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Convertible debt, secured	$2,626	$-
Senior Secured debt and promissory notes	27,718	32,312
Total debt	30,344	32,312
Less current maturities	(28,715)	(32,312)
Long term debt, net of current maturities	$1,629	$-

Current Maturities	$28,715	$32,312
Less current debt discount	(1,239)	(725)
Less net loss on issuance of convertible note & warrant	520	-
Less movement in fair value	(632)	-
Current Maturities net of debt discount	$27,364	$31,587

Long-term maturities	$1,629	$-
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$1,629	$-

The Company incurred debt issuance costs of $1.2 million and $0.7 million during the year ended December 31, 2024 and 2023, respectively. Debt issuance costs are recorded as a debt discount and are amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet.

Interest expense stemming from amortization of debt discounts for continuing operations for the twelve-months ended December 31, 2024 and 2023 was $0.9 million and $2.4 million, respectively.

Interest expense stemming from amortization of debt discounts for discontinued operations for the twelve-months ended December 31, 2024 and 2023 was $0.2 million and $2.5 million, respectively.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the period ended December 31, 2024, and $5.9 million of accrued interest was added to the existing loan balance. The Company had principal outstanding of $16.0 million and $11.0 million as of December 31, 2024 and 2023, respectively.

In June 2022, Alt US 02, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction with Lightwave Renewables, LLC to acquire rights to develop a solar park in Tennessee. The Company entered into a construction promissory note of $5.9 million with a variable interest rate of prime plus 2.25% and an original maturity date of June 29, 2023. On January 26, 2024, the loan was extended to June 29, 2024 due to logistical issues that caused construction delays. On October 11, 2024, management renegotiated the terms with the lender to extend the maturity date to March 29, 2025. On November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries to Alternus Energy Group plc, a related party. Refer to Footnote 20 for further details. The Company had principal outstanding of $0.0 million and $4.3 million as of November 5, 2024 and December 31, 2023, respectively.

On February 28, 2023, Alt US 03, a subsidiary of Alternus Energy Americas, and indirect wholly owned subsidiary of the Company, entered into an agreement as part of the transaction to acquire rights to develop a solar park in Tennessee. Alt US 03 entered into a construction promissory note of $920 thousand with a variable interest rate of prime plus 2.25% and due May 31, 2024. On July 2, 2024, management renegotiated the terms with the lender to a revised interest rate of 11% and extended the maturity date to November 30, 2024. On November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries, including Alt US 03, to Alternus Energy Group plc, a related party. Refer to Footnote 20 for further details. As a result of the sale, Alternus Energy Group plc assumed the liability for the loan, as the original guarantor, and the Company had no further obligation under the note. This note had a principal outstanding balance of $0 thousand and $717 thousand as of December 31, 2024 and 2023, respectively.

In July 2023, one of the Company’s US subsidiaries acquired a 32 MWp solar PV project in Tennessee for $2.4 million financed through a bank loan having a six-month term, 24% APY, and an extended maturity date of February 29, 2024. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024. On November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries, including this project, to Alternus Energy Group plc, a related party. Refer to Footnote 20 for further details. As a result of the sale, Alternus Energy Group plc assumed the liability for the loan, as the original guarantor, and the Company had no further obligation under the loan. The Company had a principal outstanding balance of $0.0 million and $2.7 million as of December 31, 2024 and 2023, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ’Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. This note had a principal outstanding balance of $2.7 million and $3.3 million as of December 31, 2024 and 2023, respectively.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million as compensation for the extension. The compensation was charged as interest costs in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss) during the period. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5-year term and fair value of $86 thousand. In March 2024, The Company repaid $1.8 million in cash against the principal. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas to Alternus Energy Group plc, a related party. Refer to Footnote 20 for further details. Prior to the transaction, Alternus Energy Americas assigned this note to the Company directly. The Company had a principal outstanding balance of $1.8 million and $3.2 million as of December 31, 2024 and 2023 respectively.

In December 2023, Alt US 07, one of the Company’s US subsidiaries acquired the project rights to a 14 MWp solar PV project in Alabama for $1.1 million financed through a bank loan having a six-month term, 24% APY, and a maturity date of May 28, 2024. On July 3, 2024, management renegotiated the terms with the lender to extend the maturity date to October 1, 2024.. On November 5, 2024, the Company sold Alternus Energy Americas and its subsidiaries, including Alt US 07, to Alternus Energy Group plc, a related party. Refer to Footnote 20 for further details. As a result of the sale, Alternus Energy Group plc assumed the liability for the loan, as the original guarantor, and the Company had no further obligation under the loan. The Company had a principal outstanding balance of $0.0 and $1.1 million as of December 31, 2024 and 2023, respectively.

In December 2023, the Company assumed an existing loan to the Sponsors of Clean Earth with a balance of $1.6 million with a 0% interest rate until perpetuity as part of the Business Combination with Clean Earth. The Company had a principal outstanding balance of $1.6 million as of December 31, 2023.

Convertible Promissory Notes:

For the year ended December 31, 2023, 9,000 shares of Common Stock were issued at Closing to the Sponsor of Clean Earth to settle promissory notes of $1.6 million. The note has a 0% interest rate until perpetuity. The shares were issued at the closing price of $125 per share for $1.1 million. The difference of $0.5 million was recognized as an addition to Additional Paid in Capital. Management determined the extinguishment of this note is the result of a Troubled Debt Restructuring.

In January 2024, the Company assumed a convertible promissory note in the amount of €850 thousand ($938 thousand) with a 10% interest maturing in March 2025 as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 96,444 shares of the Company’s common stock at an exercise price of $12 per share. This warrant was adjusted on November 12, 2024 to purchase up to 455,966 shares exercisable at $1.50 per share. This warrant was again adjusted on December 5, 2024 to purchase up to 1,155,600 shares exercisable at $1.00 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 9,644 shares of common stock with an exercise price of $14.25 per share and which expires on July 31, 2027, for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000 and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bears interest at a rate of 7% per annum, which shall automatically be increased to 12.0% per annum in the event of default, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $1.75. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price equal to $0.48 (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $1.75 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”, which is equal to 640,293 shares of Common Stock, subject to adjustment as described in the Purchase Agreement), unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As of December 31, 2024, the outstanding principal was $0.4 million with fair value of $0.7 million at that date. The Company also recorded a $1.3 million gain on movement in fair value in the year ended December 31, 2024.

As of December 31, 2024, $1,877,323 worth of this note (including principal plus accrued interest and late fees and penalties) had been converted into 1,026,256 shares leaving $0.4 million of the note principal outstanding.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $2.00 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 212,784 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted so that as of November 12, 2024 it is adjusted to purchase up to 283,714 shares exercisable at $1.50 per share. This warrant was again adjusted on December 5, 2024 to purchase up to 425,571 shares exercisable at $1.00 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 21,278 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

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

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 162,628 shares of Common Stock exercisable at $2.00 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 to purchase up to 216,838 shares at an exercise price of $1.50 per share. This warrant was adjusted again on December 5, 2024 to purchase up to 325,257 shares at an exercise price of $1.00 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 16,263 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 21, 2025 and will expire on December 19, 2027.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 303,978 shares of Common Stock exercisable at $1.50 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 to purchase up to 455,967 shares at an exercise price of $1.00 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 22,799 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 130,710 shares of Common Stock exercisable at $1.00 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 6,536 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

As of December 31, 2024, the outstanding principal was $2.2 million with fair value of $0.3 million gain at that date. The Company also recorded a $0.7 million loss on movement in fair value in the yead ended December 31, 2024.

As of December 31, 2024, $34,146 worth of this note (including principal plus accrued interest and late fees and penalties) had been converted into 45,429 shares and a $250,000 payment was made towards the principal balance leaving $2.2 million of the note principal outstanding.

On December 4, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2024 Note”) with a maturity date in April 2025, in the principal sum of $1,250,000. Pursuant to the terms of the 2024 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2024 Note), the 20% Original Issue Discount shall increase to 30% Original Issue Discount. The Purchase Agreement resulted in net proceeds of $1,000,000 to the Company. The 2024 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is the the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”).

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

On October 16, 2023, bondholders approved to further extend the temporary waiver to December 16, 2023. As such, the Solis bond debt was recorded as short-term debt and included in current discontinued liabilities for the year ended December 31, 2023. In consideration for the extension the Company agreed to repay the bonds at 107.5 of par value. This incremental par value amount of $11.1 million is recognized as the “Solis bond waiver fee” under Discontinued Operations on the Company’s Statement of Operations and Comprehensive Income/(Loss) and is an increase to the Current Discontinued Liabilities Held for Sale on the Company’s Consolidated Balance Sheet. This was a non-cash transaction that resulted in an increase to the Company’s debt balance, and is treated as reconciling item to Net Loss on the Company’s Consolidated Statement of Cash Flows.

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

On January 18, 2024, Solis sold 100% of the share capital in its Polish subsidiaries for approximately €54.4 million (approximately $59.1 million), and on February 21, 2024, Solis sold 100% of the share capital of its Netherlands subsidiary for approximately €6.5 million (approximately $7 million). The proceeds from the sale of these parks were used to pay the €59,100,000 million (approximately $68.5 million) of amounts outstanding under the bonds.

For the year ended December 31, 2023, management determined the amendments for the Bond represented a troubled debt restructuring under ASC 470-60. The result of the amendments noted above was an $11.2 million expense recorded as Solis Bond Waiver Fee under Discontinued Operations on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

On October 3, 2024, because Solis was unable to fully repay the Solis Bonds, the Company sold Solis and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. As a result of the sale, the Company eliminated approximately $115 million in debt and payables related to Solis activities and improved shareholders equity by approximately $59 million. Solis accounted for 98% of group revenues for the nine months ended September 30, 2024. Solis bondholders continue to hold a preference share in an Alternus holding company which holds certain development projects in Spain and Italy. The preference share gives the bondholders the right on any distributions up to €10 million, and such assets will be divested to ensure repayment of up to €10 million should it not be fully repaid.

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 9,000 shares to SCAF in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $11.75 on the date of issuance.

On December 11, 2024, BESS LLC, a wholly owned subsidiary of the Company, issued a non-interest-bearing promissory note with a principal amount of $2,000,000 as partial consideration in the Asset Purchase Agreement for the acquisition of LiiON LLC’s battery storage business (see Footnote 5). The note was issued with a maturity date of December 31, 2027. Pursuant to the requirements of ASC 805, the Note was originally recorded at its fair value of $1,537,000 (see Footnote 5) and included as partial consideration for the net assets acquired in the acquisition.

On December 30, 2024, one of the Company’s subsidiaries, Alternus Europe Ltd, assumed a €1,000,000 ($1,041,720) promissory note from a subsidiary of AEG, Alternus FundCo Ltd, with a 120% repayment premium plus 10% accrued interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,052,500 million from AEG maturing June 30, 2025.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This was offset to debt issuance costs (Interest Expense) on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

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

The Company determines if an arrangement is a lease or contains a lease at inception or acquisition when the Company acquires a new park. The Company has operating leases for corporate offices and land with remaining lease terms of 3 to 31 years.

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

The key components of the company’s operating leases were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Operating Lease - Operating Cash Flows (Fixed Payments)	-	142
Operating Lease - Operating Cash Flows (Liability Reduction)	43	83

New ROU Assets - Operating Leases	-	409

Weighted Average Lease Term - Operating Leases (years)	34.05	20.32
Weighted Average Discount Rate - Operating Leases	9.3%	8.20%

The Company’s operating leases generally relate to the rent of office building space, as well as land and rooftops upon which the Company’s solar parks are built. These leases include those that have been assumed in connection with the Company’s asset acquisitions and business combinations. The Company’s leases are for varying terms and expire between 2027 and 2055.

In October 2023, the Company entered a new lease for land in Madrid, Spain where solar parks are planned to be built. The lease term is 35 years with an estimated annual cost of $32 thousand. The Company impaired the asset as of December 31, 2024, but there was no impairment on the lease due to the Company still owning the lease obligation as of year end.

Maturities of lease liabilities as of December 31, 2024 were as follows:

(in thousands)
Five-year lease schedule:
2025	$34
2026	35
2027	36
2028	37
Thereafter	1,876
Total lease payments	2,018
Less imputed interest	(1,583)
Total	$435

On November 5, 2024, the Company sold Alternus Energy Americas Inc. back to AEG. The United States office lease was part of the deconsolidation, with $126 thousand incurred as lease expense before that date. Refer to Footnote 20 for more details.

The Company had no finance leases as of December 31, 2024 and 2023.

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

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms. As a result, upon breach in March 2025, Sunrise alleges that approximately $5.7 million is immediately due and payable by the Company to Sunrise. Sunrise has commenced proceedings to file a stipulation with the arbitrator, under which the arbitration award would be entered against the Company. The Company is defending itself in this matter, claiming that a portion of this amount has already been repaid. The Company has accrued a liability for this loss contingency in the amount of approximately $5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, and interest that are also alleged by Sunrise as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”) , claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. The Company has accrued a liability for this loss contingency in the amount of approximately $1.5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed, but at the time of filing this report, we are unable to determine an estimate of that possible additional loss in excess of the amount accrued. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, Alternus Energy Group PLC (AEG) and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. The Company intends to vigorously defend itself in this matter and has filed a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement nor is AEA a subsidiary of the Company.

Commitments

On October 14, 2024, the Company entered into a settlement agreement and release with Morgan Franklin Consulting LLC (“MF”) related to the settlement of payments owed to MF for services rendered in the total amount of $276,796 through twelve equal monthly installments commencing in October of 2024. As of December 31, 2024 and the date of this Report, the Company has not made any of these payments and is currently in default.

Contingencies

On August 7, 2024, the Company entered into a ‘Heads of Terms’ (i.e., similar to a Letter of Intent) for Joint “Agreement”) with Hover Energy LLC and its affiliates (“Hover”) to establish a joint venture (the “JV”) for the financing, development, management, and operation of ‘Microgrid Projects’ utilizing Hover Wind-Powered Microgrid™ technology, as required. Pursuant to the said JV, the Company and Hover have agreed to have a 51% interest and a 49% interest in the JV, for which the Company has issued 200,000 shares of restricted common stock to Hover valued at $10.00 per share and will issue and commit 140,000 additional shares of restricted common stock, and Hover will contribute 100% of its projects and project pipeline. As of December 31, 2024 the JV had not yet closed and the parties continue to operate under a strategic alliance agreement entered into on October 31, 2023.

On October 31, 2024, the Company and Hover entered into an amendment to their strategic alliance agreement, whereby the Company will provide up to an additional $1,800,000 in development fees to Hover as and when development services are performed by Hover for specific Microgrid Projects. As of March 31, 2025, services had been performed by Hover for specific Microgrid Projects agreed upon by the Company and $1,750,000 is due to Hover.

CFGI LP and the Company entered into a settlement agreement for a contractual amount owed for services rendered in the amount of $358,000, whereby the Company shall pay CFGI approximately $10,000 per month commencing June 2, 2025 for a period of three years.

17.	Asset Retirement Obligations

The Company’s AROs mostly relate to the retirement of solar park land or buildings. The discount rate used to estimate the present value of the expected future cash flows for the year ended December 31, 2023 was 7.5%. On October 3, 2024, the Company sold its Romanian subsidiaries, reporting the asset retirement obligations balance for the year ended December 31, 2023 as discontinued operations. See Footnote 19 for additional information.

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

Development costs related to abandoned projects for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31
	2024	2023
	(in thousands)
Miscellaneous Spanish costs	$(314)	$-
Miscellaneous United States costs	(434)	(163)
Miscellaneous Irish costs	-	(635)
Total	$(748)	$(798)

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility.

19.	Discontinued Operations

In July 2023, the Company engaged multiple parties to market the Polish and Netherlands assets to potential buyers. In the fourth quarter of 2023, the Company decided to proceed with the sales of the six PV parks in Poland and one park in the Netherlands. As the exit of these two markets represented a strategic shift for the Company, the assets were classified as discontinued operations in accordance with ASC 205-20. As of December 31, 2023, the Polish and Netherlands assets were classified as disposal groups held for sale. The balances and results of the Polish and Netherlands disposal groups are presented below.

The sale of the Polish assets was finalized January 19, 2024 with a cash consideration of $59.4 million for all operating assets. In accordance with ASC 360, the company removed the disposal group and recognized a gain of $3.4 million upon the sale, of which $0.8 million were costs associated with the sale.

The sale of the Netherlands assets was finalized February 21, 2024 with a cash consideration of $7.1 million for all operating assets. In accordance with ASC 360, the company removed the disposal group and recognized a loss of $1.3 million upon the sale, of which $0.5 million were costs associated with the sale.

	As of January 19	As of December 31
Poland	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$630	$630
Other current assets	442	443
Property, plant, and equipment, net	63,107	63,107
Operating leases, non-current - assets	5,923	5,923
Total discontinued operations assets	$70,102	$70,103

Liabilities:
Accounts payable	$2,933	$2,935
Operating leases, current – liabilities	281	281
Other current liabilities	25	1,549
Operating leases, non-current - liabilities	5,798	5,798
Other non-current liabilities	985	985
Total discontinued operations liabilities	$10,022	$11,548

Net assets/(liabilities) of discontinued operations	$60,080	$58,555

	Year Ended December 31,
Poland	2024	2023
	(in thousands)

Revenues	$106	$7,593

Operating Expenses
Cost of revenues	(101)	(3,768)
Depreciation, amortization, and accretion	(123)	(2,563)
Gain/(loss on disposal of asset)	3,484	(130)
Total operating expenses	3,260	(6,461)

Income from discontinued operations	3,366	1,132

Other income/(expense):
Impairment loss recognized on the remeasurement to fair value less costs to sell	-	(11,766)
Interest expense	(688)	(5,650)
Other expense	-	(157)
Total other expenses	$(688)	$(17,573)
Income/(Loss) before provision for income taxes	$2,678	(16,441)
Income taxes	-	-
Net income/(loss) from discontinued operations	$2,678	$(16,441)

Immediately before the classification of the disposal groups as discontinued operations, the recoverable amount was estimated for certain items of property, plant, and equipment and impairment loss was identified. Following the classification, a write-down of ($11.8) million was recognized on December 31, 2023 to reduce the carrying amount of the assets in the disposal group to their fair value less costs to sell. This was recognized in discontinued operations in the statement of profit or loss. Fair value measurement disclosures are provided in Footnote 5.

	As of February 21,	As of December 31
Netherlands	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$75	$155
Accounts receivable, net	-	99
Other current assets	178	58
Property, plant, and equipment, net	7,669	7,845
Operating leases, non-current – assets	1,441	1,469
Other non-current assets	1,192	1,214
Total discontinued operations assets	$10,555	$10,840

Liabilities:
Accounts payable	$945	$925
Operating leases, current – liabilities	55	55
Other current liabilities	95	430
Operating leases, non-current – liabilities	1,273	1,301
Total discontinued operations liabilities	$2,368	$2,711

Net assets/(liabilities) of discontinued operations	$8,187	$8,129

	Year Ended December 31,
Netherlands	2024	2023
	(in thousands)

Revenues	$16	$2,840

Operating Expenses
Cost of revenues	(115)	(450)
Depreciation, amortization, and accretion	(57)	(400)
Loss on disposal of asset	(1,187)	(7)
Total operating expenses	(1,359)	(857)

Income from discontinued operations	(1,343)	1,983

Other income/(expense):
Interest expense	(113)	(1,131)
Other expense	-	(62)
Total other expenses	$(113)	$(1,193)
Income/(Loss) before provision for income taxes	$(1,456)	$790
Income taxes	-	(161)
Net income/(loss) from discontinued operations	$(1,456)	$629

Immediately before the classification of the disposal groups as discontinued operations, the recoverable amount was estimated for certain items of property, plant, and equipment and no impairment loss was identified. As of December 31, 2023, there were no further write-downs as the carrying amounts of the disposal groups did not fall below their fair value less costs to sell.

On October 3, 2024, the Company completed the sale of Solis Bond Company DAC, a company formed under the laws of Ireland and an indirect wholly owned subsidiary of the Company, and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. As a result of the sale, the Company eliminated approximately $112 million in debt and payables related to Solis activities and improved shareholders’ equity by approximately $51 million. Solis accounted for 98% and 54% of group revenues for the years ended December 31, 2024 and 2023, respectively.

The sale of these entities and exit of this market represented a strategic shift for the Company that has a major effect on the Company’s operations and financial results. Results of operations, financial position, and cash flows for these subsidiaries are reported as discontinued operations, in accordance with ASC 205-20, for all periods presented. The notes to the financial statements have been adjusted to reflect this retroactive presentation.

	As of October 3	As of December 31
Solis and Subsidiaries in Romania	2024	2023
	(in thousands)
Assets:
Cash & cash equivalents	$632	$577
Restricted cash	5	19,161
Accounts receivable, net	952	648
Unbilled energy incentives	8,778	5,607
Other current assets	9,580	896
Property, plant, equipment, net	41,457	43,621
Operating leases, non-current assets	159	337
Total discontinued operations assets	$61,563	$70,847

Liabilities:
Accounts payable	$2,812	$1,494
Green bonds	87,627	166,122
Deferred income	8,778	5,607
Operating leases, current liabilities	46	47
Other current liabilities	13,260	8,517
Operating leases, non-current liabilities	118	150
Other non-current liabilities	202	197
Total discontinued operations liabilities	$112,843	$182,134

Net assets/(liabilities) of discontinued operations	$(51,280)	$(111,287)

	Year Ended December 31,
Solis and Subsidiaries in Romania	2024	2023
	(in thousands)

Revenues	$9,686	$16,608

Operating Expenses
Cost of revenues	(3,936)	(3,167)
Selling, general, and administrative	(1,564)	(6,294)
Depreciation, amortization, and accretion	(1,511)	(1,983)
Development costs	-	(438)
Costs related to disposal of asset	(730)	-
Gain on sale of discontinued operations, net assets	51,931	-
Total operating expenses	44,190	(11,882)

Income from discontinued operations	53,876	4,726

Other income/(expense):
Interest expense	(8,924)	(12,927)
Solis bond waiver fee	-	(11,232)
Other expense	(221)	(1,605)
Total other expenses	$(9,145)	$(25,764)
Income/(Loss) before provision for income taxes	$44,731	$(21,038)
Income taxes	(87)	-
Net income/(loss) from discontinued operations	$44,644	$(21,038)

20.	Deconsolidation of Entities Transferred to Parent Company

On November 5, 2024, the Company sold 100% of its equity ownership in its wholly owned subsidiaries Alternus Energy Americas, Inc. (a Delaware corporation) and Alternus Lux 01 S.a.r.l (a Company organized under the laws of Luxembourg) to AEG (the Company’s parent company) each for a sale price of €10 (collectively $21). After the sales, no assets, liabilities, or operations of these subsidiary entities were retained by the Company. Because these subsidiary sale transactions were between entities under common control, the transfer of their net liabilities to AEG was accounted for at their carrying amounts, as an equity transaction, resulting in an equity contribution from the parent company of approximately $12.3 million.

The major classes of assets and liabilities transferred on November 5, 2024 in the sale of the Company’s subsidiaries are shown below:

As of November 5
Entities Transferred to AEG	2024
(in thousands)

Assets:
Cash & cash equivalents	$13
Accounts receivable, net	31
Other current assets	969
Property, plant, equipment, net	16,742
Operating leases, non-current assets	619
Other non-current assets	2,712
Total assets transferred to AEG	$21,086

Liabilities:
Due to affiliates	$7,163
Accounts payable	5,743
Short term convertible & non-convertible notes	15,179
Operating leases, current liabilities	113
Other current liabilities	6,125
Operating leases, non-current liabilities	596
Total liabilities transferred to AEG	$34,919

Net assets/(liabilities) transferred to AEG	$(13,833)

21.	Sale of Italian Operating Parks

In June 2023 the Company engaged an Italian firm to market the Company’s operating assets in Italy. During the fourth quarter of 2023 a buyer was identified, and the sale of the assets was finalized on December 28, 2023. The Company received a cash consideration of $17.5 million for all operating assets. In accordance with ASC 360, the Company removed the disposal group and recognized a loss of $5.5 million upon sale on December 28, 2023, of which $0.6 million were costs associated with the sale. The balances and results of the Italian disposal group are presented below as of December 28, 2023:

As of December 28,
Italy	2023
(in thousands)
Assets:
Cash & cash equivalents	$100
Other current assets	338
Other non-current assets	3,819
Total assets held for sale	$4,257

Liabilities:
Accounts payable	$21
Other current liabilities	578
Total liabilities to be disposed of	$599

Net assets held for sale	$3,658

Year Ended December 31,
Italy	2023
(in thousands)

Revenues	$3,360

Operating Expenses
Cost of revenues	(1,204)
Selling, general, and administrative	(69)
Depreciation, amortization, and accretion	(1,638)
Loss on disposal of asset	(5,501
Total operating expenses	(8,412)

Income/(Loss) from discontinued operations	(5,052)

Other income/(expense):
Other expense	(15)
Other income	-
Total other income/(expenses)	$(15)
Income/(Loss) before provision for income taxes	$(5,067)
Net income/(loss) from discontinued operations	$(5,067)

22.	Shareholders’ Equity

Common Stock

As of December 31, 2023, the Company had a total of 150,000,000 shares of common stock authorized with 2,876,215 shares issued and outstanding. As of December 31, 2024, the Company had a total of 300,000,000 shares of common stock authorized with 5,037,826 shares issued and outstanding.

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

All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Common Share Issuances

On January 23, 2024, the Company entered into a six-month marketing services agreement. The Company issued 3,252 shares at a market value of $25.25 in exchange for marketing services provided. On May 8, 2024, this agreement was extended another six months with an additional 13,200 shares issued at a market value of $8.75 per share.

On February 20, 2024, the Company entered into a two-month marketing services agreement. The Company issued 4,000 shares at a market value of $8.75 for marketing services provided.

On May 8, 2024, the Company entered into a five-month digital marketing services agreement. The Company issued 4,000 shares at a market value of $8.75 per share for digital marketing advisory services provided.

On August 1, 2024, the Company issued 8,262 shares of unrestricted common stock valued at $6.65 per share in exchange for the conversion of $54,958 worth of the Convertible Note issued on April 19, 2024.

On August 7, 2024, the Company issued 200,000 shares of restricted common stock to Hover valued at $1.1 million ($5.525 market price per share on date of issue) for services rendered under a strategic alliance agreement with Hover.

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

On December 2, 2024, the Company issued 100,000 shares of unrestricted common stock valued at $1 per share in exchange for the conversion of $100,000 worth of the Convertible Note issued on April 19, 2024.

On December 20, 2024, the Company issued 50,000 shares of unrestricted common stock valued at $1 per share in exchange for the conversion of $50,000 worth of the Convertible Note issued on April 19, 2024.

On December 20, 2024, the Company issued 45,429 shares of unrestricted common stock valued at $0.75 per share in exchange for the conversion of $34,146 worth of the Convertible Note issued on October 1, 2024.

On December 23, 2024, the Company issued 223,017 shares of unrestricted common stock valued at $0.82 per share as collateral to Sunrise Development as repayment of debt.

Preferred Stock

As of December 31, 2024 and 2023, the Company also had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of December 31, 2024 and 2023. The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Warrants

As of December 31, 2023, warrants to purchase up to 493,800 shares of common stock were issued and outstanding. These warrants were related to financing activities. As inducement to extend the maturity of an existing note with warrants, on February 5, 2024, the Company issued 3,600 additional penny warrants with a five-year term to the noteholder with a five-year term.

On April 19, 2024, the Company entered into a Purchase Agreement with an institutional investor pursuant to which we sold, and the investor purchased, a warrant to purchase up to an aggregate of 96,444 shares of common stock. The warrant is exercisable for shares of common stock at a price of $12 per share (the “Exercise Price”). The warrant is exercisable immediately and expires on October 20, 2029. The Exercise Price is subject to full ratchet anti-dilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions. This warrant was adjusted on November 12, 2024 to purchase up to 455,966 shares exercisable at $1.50 per share. This warrant was again adjusted on December 5, 2024 to purchase up to 1,155,600 shares exercisable at $1.00 per share. In conjunction with the transaction, the Company also issued warrants to Maxim for the purchase of 9,644 shares of common stock with an exercise price of $14.25 per share for their role as placement agent, which is exercisable at any time on or after October 19, 2024 and will expire on July 31, 2027.

On October 1, 2024, the Company entered into a Purchase Agreement with an institutional investor pursuant to which we sold, and the investor purchased, a warrant to purchase up to 212,784 shares of Common Stock and the Company received gross proceeds of $795,455, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted so that as of November 12, 2024 it is adjusted to purchase up to 283,714 shares exercisable at $1.50 per share. This warrant was again adjusted on December 5, 2024 to purchase up to 425,571 shares exercisable at $1.00 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 21,278 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 162,628 shares of Common Stock exercisable at $2.00 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 to purchase up to 216,838 shares at an exercise price of $1.50 per share. This warrant was adjusted again on December 5, 2024 to purchase up to 325,257 shares at an exercise price of $1.00 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 16,263 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 21, 2025 and will expire on December 19, 2027.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 303,978 shares of Common Stock exercisable at $1.50 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 to purchase up to 455,967 shares at an exercise price of $1.00 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 22,799 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 130,710 shares of Common Stock exercisable at $1.00 per shares and the Company received gross proceeds of $244,317 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 6,536 shares of common stock with an exercise price of $2.20 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

As of December 31, 2024, warrants to purchase up to 3,000,149 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding - January 1, 2023	477,800	$287.50	5.98
Issued during the year	16,000	8.75	0.16
Expired during the year	-	-	-
Outstanding - December 31, 2023	493,800	$280.50	4.98
Issued during the year	2,573,225	1.08	4.21
Expired during the year	-	-	-
Outstanding – December 31, 2024	3,067,025	46.07	4.85
Exercisable – December 31, 2024	3,067,025	46.07	4.85

23.	Segment and Geographic Information

Effective January 1, 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and enhances qualitative disclosures about segment operations. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations, or cash flows.

The Company has two reportable segments that consist of PV operations by geographical region, United States Operations and European Operations. European operations represent our most significant business. The Chief Operating Decision-Maker (CODM) is the CEO.

Historically, the European Segment derives revenues from three sources, Country Renewable Programs, Green Certificates and Long-term Offtake Agreements. The United States Segment revenues are derived from Long-term Offtake Agreements. As of December 31, 2024, the Company had no revenue from discontinued operations as the operating parks in Poland, the Netherlands, and Romania were sold. Additionally, the Company had no revenue continuing operations as the Lightwave operating parks were sold back to the parent company, AEG, as a result of the deconsolidation of Alternus Energy Americas Inc. on November 5, 2024.

In evaluating financial performance, the CODM uses both gross profit and EBITDA to assess segment performance and decide how to allocate resources. However, after the sale of Solis and its Romanian subsidiaries and the deconsolidation of Alternus Energy Americas and its United States subsidiaries and AEG MH 01 and its Irish subsidiaries, the CODM now uses EBITDA, a non-GAAP measure, as the main measure of a segment’s performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. The Company uses EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented.

The following tables present information related to the Company’s reportable segments. The data has been presented to show the effect of discontinued operations from Poland, the Netherlands, and Romania for all periods.

	Year Ended December 31,
Revenue by Segment	2024	2023
	(in thousands)
Europe	$-	$3,360
Europe – Discontinued Operations	9,809	27,041
United States	311	116
Total for the period	$10,120	$30,517

	Year Ended December 31,
Operating Income/(Loss) by Segment	2024	2023
	(in thousands)
Europe	$(10,584)	$(9,185)
Europe – Discontinued Operations	45,912	(37,116)
United States	(14,250)	(23,163)
Total for the period	$21,078	$(69,464)

	Year Ended December 31,
Assets by Segment	2024	2023
	(in thousands)
Europe – Continuing Operations
Fixed Assets	$-	$-
Other Assets	3,958	10,538
Total for Europe – Continuing Operations	$3,958	$10,538

Europe – Discontinued Operations
Fixed Assets	$-	$125,600
Other Assets	-	26,190
Total for Europe – Discontinued Operations	$-	$151,790

United States – Continuing Operations
Fixed Assets	$-	$5,119
Other Assets	3,769	17,839
Total for United States – Continuing Operations	$7,727	$22,958

	Year Ended December 31,
Liabilities by Segment	2024	2023
	(in thousands)
Europe – Continuing Operations
Debt	$19,807	$14,340
Other Liabilities	1,200	9,244
Total for Europe – Continuing Operations	$21,007	$23,584

Europe – Discontinued Operations
Debt	$-	$165,955
Other Liabilities	-	30,133
Total for Europe – Discontinued Operations	$-	$196,088

United States – Continuing Operations
Debt	$9,598	$17,247
Other Liabilities	11,007	11,621
Total for United States – Continuing Operations	$20,605	$28,868

	Year Ended December 31,
Revenue by Product Type	2024	2023
	(in thousands)
Country Renewable Programs (FiT)
Europe	$-	$2,389
Europe – Discontinued Operations	334	5,966
United States	311	116
Total for the period	$645	$8,471

Green Certificates (FiT)
Europe – Discontinued Operations	$5,803	$10,548
Total for the period	$5,803	$10,669

Energy Offtake Agreements (PPA)
Europe	$-	$962
Europe – Discontinued Operations	3,638	10,403
Total for the period	$3,638	$11,365

Guarantees of Origin
Europe – Discontinued Operations	$-	$129
Total for the period	$-	$129

Other Revenue
Europe – Discontinued Operations	34	4
Total for the period	$34	$4

	Year Ended December 31,
EBITDA by Segment	2024	2023
	(in thousands)
Europe	$(3,347)	$(3,824)
Europe – Discontinued Operations	5,485	10,698
United States	(8,454)	(4,560)
Total for the period	$(6,316)	$2,314

Below is a reconciliation of net income to EBITDA for the periods presented:

	Year Ended December 31,
EBITDA Reconciliation to Net Income/(Loss)	2024	2023
	(in thousands)
Europe
EBITDA	$(3,347)	$(3,824)
Depreciation, amortization, and accretion	(21)	(1,616)
Interest expense	(3,953)	(3,745)
Impairment of Spanish assets	(3,263)	-
Net Loss	$(10,584)	$(9,185)

Europe – Discontinued Operations
EBITDA	$5,485	$10,698
Depreciation, amortization, and accretion	(1,691)	(4,946)
Interest expense	(9,726)	(19,709)
Income taxes	(87)	(161)
Solis bond waiver fee	-	(11,232)
Impairment loss recognized on the remeasurement to fair value less costs to sell	-	(11,766)
Gain on sale of discontinued operations, net assets	51,931	-
Net Loss	$45,912	$(37,116)

United States
EBITDA	$(8,454)	$(4,560)
Depreciation, amortization, and accretion	(194)	(57)
Interest expense	(4,820)	(1,889)
Income taxes	(590)	(15)
Valuation on FPA asset	-	(16,642)
Fair value movement of FPA asset	(483)	-
Fair value movement of convertible debt	67	-
Fair value movement of warrant	565	-
Net loss on issuance of debt	(520)	-
Gain on extinguishment of debt	179	-
Net Loss	$(14,250)	$(23,163)
Consolidated Net Loss	$21,078	$(69,464)

One customer represented 100% of continuing operational revenues during the year ended December 31, 2024 compared to two customers that represented 86% for the year ended December 31, 2023. The revenues from these customers accounted for $0.3 million and $3.0 million of revenue for the year ended December 31, 2024 and 2023, respectively.

Five customers represented 76% of the discontinued operational revenues during the year ended December 31, 2024 compared to four customers that represented 84% for the year ended December 31, 2023. The revenues from these customers accounted for $7.7 million and $25.7 million of revenue for the year ended December 31, 2024 and 2023 respectively.

24.	Income Tax Provision

	Year Ended December 31,
Major Components of Tax Expense/(Income)	2024	2023
	(in thousands)
Current tax expense	$677	$15
Deferred tax expense	-	-
Actual income tax expense (benefit)	$677	$15

Explanation of the relationship between tax expense and accounting profit:

	Year Ended December 31,
	2024	2023
	(in thousands)
Accounting profit before tax	$21,756	$(53,637)
Tax at the applicable rate of 21%	4,569	(11,263)
State income taxes, net of federal benefit	(710)	-
Permanent items	380	5,852
Tax effect of differences in foreign tax rates	(4,747)	2,622
Other	1,398	302
Change in valuation allowance	(213)	2,502
Actual income tax expense/(benefit)	$677	$15

The tax effects of temporary difference and carryforwards that give rise to significant portions of the net deferred tax assets were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$4,137	$1,329
Asset basis differences	869	-
Interest expense carryforward	475	4,343
Lease liabilities	-	312
Total deferred tax assets	5,481	5,984
Deferred tax asset valuation allowance	(5,481)	(5,693)
Net deferred tax assets	-	291

Deferred tax liabilities:
Other	-	-
Right-of-use asset	-	(291)
Total deferred tax liabilities	-	(291)
Net deferred taxes	$-	$-

The Company’s valuation allowance decreased during 2024 by $213 thousand, primarily due to the loss of foreign income tax attributes after the disposal of foreign subsidiaries in US, Poland, Netherland, Ireland and Romania

Deferred tax assets have not been recognized in respect of these losses as they may not be used to offset taxable profits elsewhere in the Company and there are no other tax planning opportunities or other evidence of recoverability in the near future.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of it deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024.

As of December 31, 2024, the Company had approximately $3.0 million of federal, $0.7 million of state, and $0.4 million of foreign net operating loss to offset future taxable income. If not utilized, the state net operating loss will expire in 2044. The Luxembourg net operating loss of 17 thousand will start to expire in 2040. The remaining foreign net operating loss carryovers have unlimited carryforward periods. The Company is in the process of analyzing whether any changes to its capital structure resulted in an ownership change, and whether US net operating losses would be restricted in use as a result thereof.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024 and 2023, the total balance of accrued interest and penalties related to uncertain tax positions was $590 thousand and $0, respectively. The following is a reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2024	2023
	(in thousands)
Unrecognized tax benefits at beginning of year	-	-
Gross increases – tax positions in prior periods	$360	$-
Gross increases – tax positions in current period	230	-
Unrecognized tax benefits at end of year	$590	$-

Unrecognized tax benefits are not expected to significantly increase or decrease within the next 12 months.

25.	Related Party

Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument.

AEG:

On October 12, 2022, AEG entered into the Business Combination Agreement with the Company and Clean Earth Acquisition Sponsor LLC (the “Sponsor”) which closed on December 22, 2023 (refer to Footnote 1). In conjunction with the Business Combination Agreement, AEG also entered into an Investor Rights Agreement. The Investor Rights Agreement provides for certain governance requirements, registration rights and a lockup agreement under which AEG is restricted from selling its shares in the Company for one year, or until December 22, 2024, other than 57,500 shares after March 22, 2024 and an additional 57,500 after June 22, 2024, provided the shares are registered under a registration statement on SEC Form S-1. On July 31, 2024, these shares were registered. Alternus Energy Group Plc (“AEG”) was an 80% shareholder of the Company as of December 31, 2023. As of December 31, 2024, AEG was a 48% shareholder of the Company.

In January 2024, the Company assumed an €850 thousand ($938 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

During the period ended December 31, 2024, the Company and its subsidiaries and AEG and its subsidiaries had numerous financial transactions between each other which were approved by both company’s board of directors. As of December 31, 2024, AEG owed $2.8 million to the Company, and the Company owed AEG $2.3 million consisting of costs incurred by AEG on behalf of the Company. The remaining $0.5 million balance due to the Company was written down.

Nordic ESG

In January of 2024, the Company issued 310,600 shares of restricted common stock valued at $30.75 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8 million ($9.7 million) note. This resulted in Nordic ESG becoming a 10% shareholder. As of December 31, 2024 Nordic ESG was a 6.5% shareholder.

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

On April 25, 2024, Joseph E. Duey, the Company’s Chief Financial Officer, resigned, effective as of April 30, 2024. Mr. Duey advised the Company that his decision to step down from the role of Chief Financial Officer was not based on any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Duey is pursuing outside interests not in the renewable energy industry. Vincent Browne, the Company’s Chief Executive Officer, is acting as interim Chief Financial Officer. The Company will be seeking a suitable replacement in due course.

On May 15, 2024, Mohammed Javade Chaudhri, a Class I director of the Company, resigned from the Company’s Board of Directors (the “Board”) effective immediately. Mr. Chaudhri’s decision to resign from the Board is solely for personal reasons and is not the result of any disagreement with the Company’s operations, policies, or procedures, or any disagreements in respect of accounting principles, financial statement disclosure, or any issue impacting on the committees of the Board on which he served.

Consulting Agreements:

On May 15, 2021, VestCo Corp., a company owned and controlled by our Chairman and CEO, Vincent Browne, entered into a Professional Consulting Agreement with one of our United States subsidiaries under which it pays VestCo a monthly fee of $16,000. This agreement has a five-year initial term and automatically extends for additional one-year terms unless otherwise unilaterally terminated.

In July of 2023, John Thomas, one of our directors, entered into a Consulting Services Agreement with one of our United States subsidiaries under which it pays Mr. Thomas a monthly fee of $11,000. This agreement has a five-year initial term and automatically extends for additional one-year terms unless otherwise unilaterally terminated.

	Year Ended December 31,
Transactions with Directors	2024	2023
	(in thousands)
Loan from Vestco, a related party to Board member and CEO Vincent Browne	$-	$210
Final payment made to Vestco on November 16, 2023	-	(210)
Total	$-	$-

	Year Ended December 31,
Director’s remuneration	2024	2023
	(in thousands)
Remuneration in respect of services as directors	$292	$385
Remuneration in respect to long term incentive schemes	-	-
Total	$292	$385

26.	Subsequent Events

Management has evaluated subsequent events that have occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the year ended December 31, 2024, except as disclosed below.

On January 2, 2025, 3i converted $1,588,693 of the October Convertible Note into 2,118,262 shares of unrestricted common stock valued at $0.75 per share.

On January 8, 2025, 3i converted $202,500 of the October Convertible Note into 270,000 shares of unrestricted common stock valued at $0.75 per share.

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Offering”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $2,812,500 (the “Notes”). The Purchase Agreement also provides for the issuance of an aggregate of 1,526,058 shares of common stock of the Company, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on January 23, 2024 (the “Closing Date”).

The aggregate gross proceeds to the Company were expected to be $2,250,000, before deducting placement agent fees and expenses, $580,000 of such proceeds were released on the Closing Date and the remaining amount were held in escrow, to be released to the Company upon the later of: i) filing the registration statement referenced below and ii) the date on which the Company receives a written communication from the Nasdaq Stock Market (“Nasdaq”) that Nasdaq has granted the Company an extension to meet the continued listing requirements of the Nasdaq. Because the Company received a delisting determination from the Nasdaq on February 10, 2025, the Escrow Agent disbursed the funds back to the Purchasers as provided below against cancellation of a proportional portion of each Purchaser’s Note (inclusive of original issue discount). The Company used the net proceeds from the Offering for working capital and other general corporate purposes.

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025 and are currently in default. The Notes contain certain Events of Default, including but not limited to (i) the Company’s failure to pay any amount of principal, interest, redemption price or other amounts due under the Notes or any other transaction document, (ii) any default under, redemption of, or acceleration prior to maturity of any indebtedness of the Company, as such term is defined in the transaction documents, (iii) bankruptcy of the Company or its subsidiaries, (iv) a final judgement or judgements for the payment of money in excess of $250,000, which is not discharged or stayed pending appeal within 60 days, and (v) any breach or failure to comply with any provision of the Note or any other transaction document. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes.

Maxim served as the placement agent in the Offering, pursuant to the terms of a Placement Agency Agreement and received 8% of the gross proceeds of the Offering, and placement agent warrants to purchase up to 76,303 shares of common stock at $0.4059 per share (the “Placement Agent Warrants”) and reimbursement of the legal fees of its counsel of up to $50,000. The Placement Agent Warrants will be exercisable on the six (6) month anniversary of issuance and will expire on the five (5) year anniversary of issuance.

On January 28, 2025, John McQuillan, a Class I director of the Company, notified the Company that they will resign from the Company’s Board of Directors (the “Board”) effective immediately.

On January 28, 2025, Rolf Wikborg was elected to the Board effective immediately. The Board assessed the independence of Mr. Wikborg under the Company’s Corporate Governance Guidelines and the independence standards under Nasdaq rules and has determined that Mr. Wikborg is independent. Along with their appointment, Mr. Wikborg was appointed to serve on the Audit Committee, as well as the Chair of the Compensation Committee, and as a member of the Nominating and Corporate Governance Committee of the Company, effective immediately. Mr. Wikborg will serve as an independent director until the Company’s 2025 annual meeting of stockholders.

On February 6, 2025, 3i converted $85,113 of the October Convertible Note into 113,485 shares of unrestricted common stock valued at $0.75 per share.

On February 10, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Nasdaq Hearings Panel determined to delist the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from the Nasdaq Capital Market, and Nasdaq accordingly suspended trading in the Company’s Common Stock, effective at the opening of trading on February 12, 2025, because the Company has not demonstrated compliance with the market value of listed securities requirement in Listing Rule 5550(b)(2), nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate. The Company was additionally in violation of the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as disclosed recently on January 31, 2025, which was taken into consideration by the Panel in its Delisting Notification.

A Form 25-NSE was filed with the Securities and Exchange Commission (“SEC”), which removed the Company’s securities from listing and registration on Nasdaq. The Company’s Common Stock is currently quoted on the OTCQB trading market. However, there can be no assurance that the Company’s Common Stock will continue to trade on any over-the-counter trading market.

On February 11, 2025, 3i converted $150,000 of the October Convertible Note into 200,000 shares of unrestricted common stock valued at $0.075 per share.

On February 14, 2025, the the Board of the Company declared the formation of and approved the issuance of an aggregate of 1 share of Series A Super Voting Preferred Stock, par value $0.0001 per share (“Series A”). On February 18, 2025, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series A Super Voting Preferred Stock and describing the rights, obligations and privileges of the Series A Super Voting Preferred Stock. Concurrently, the Company issued the 1 share of Series A on the same date, in book-entry form. Each share of Series A has a par value of $0.0001 per share. The Series A is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A has no stated maturity and is not subject to any sinking fund. The holders of Series A shall not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company.

On March 21, 2025 the Company filed an Amended and Restated Certificate of Designation of its Series A, such that 10,000 shares are designated as Series A and issued to Mr. Vincent Browne and each share of the Series A is entitled to have the right to vote in an amount equal to 10,000 votes per share, voting with the common stock on all matters as a single class.

On March 21, 2025, Vincent Browne, our Chief Executive Officer, Interim Chief Financial Officer and the shareholder with majority voting rights, representing 91% of the shares entitled to vote, approved 1) an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio ranging from 1-for-2 and 1-for-500, as determined by our Board of Directors in its sole discretion, and 2) an amendment to the Company’s 2023 Equity Incentive Plan relating to an increase in the number of shares of Common Stock that shall be available for the grant of awards under the Plan from 2,240,000 shares of Common Stock, so that the maximum aggregate number of shares of Common Stock that may be issued under the Plan is increased each fiscal year (the “Adjustment Date”) by an amount equal to the lesser of (i) that number of shares equal to 15% of the outstanding shares of Common Stock on the applicable Adjustment Date, less (a) the number of shares of Common Stock that may be issued under the Plan prior to the Adjustment Date, and (b) the number of shares of Common Stock that may be issued under any other stock option plan of the Company in effect as of the Adjustment Date; or (ii) such lesser number of shares of Common Stock as may be determined by the Board.

On March 24, 2025, the Company incorporated a new wholly owned subsidiary, EverOn Energy LLC.

On March 25, 2025, one of the Company’s subsidiaries, AEG MH02, entered into a Share Purchase Agreement with Alternus Energy Group Plc, a related party, for the sale of the entire issued share capital of Alt Spain HoldCo S.l.u., including all of its subsidiaries: ALT Spain 03, S.L.U., ALT Spain 04, S.L.U. and New Frog Projects SL, for a total consideration of €10.00.

In April 2025, the Compensation Committee and the Board of Directors ratified amendments to each of VestCo Corp. (a company owned and controlled by Mr. Browne) and Mr. Thomas’ consulting services agreements, such that these agreements were assigned to the Company and VestCo’s fees increased by $10,000 per month and Mr. Thomas’ fees increased by $8,090 per month, effective January 1, 2025.

On April 21, 2025 the Company issued a total of 96,820,000 shares of restricted common stock valued at $2,904,600, including 11,000,000 shares to Alternus Energy Group PLC, a related party, 3,000,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 15,000,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 5,000,000 shares to Ms. Durant, our CLO, 2,500,000 shares to an employee for past services rendered, 5,750,000 shares to Hover Energy LLC for certain assets acquired and 27,570,000 shares to four accredited third party debt holders.

On April 24, 2025 the Company issued an additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne.

On April 25, 2025, Mr. Vincent Browne, our Chief Executive Officer, Interim Chief Financial Officer and shareholder with majority voting rights, representing 87% of the shares entitled to vote, approved an amendment to our Certificate of Incorporation to increase the total number of authorized shares of common stock from 300,000,000 to 600,000,000.

On April 28, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor promissory notes in the aggregate total principal amount of up to $558,000, with the first tranche of $318,000 closing immediately and the remaining $240,000 to close upon request of the Company and at the Investor’s discretion, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Notes”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note (the “Private Placement”), the Company received gross proceeds of $265,000, before fees and other expenses associated with the transaction. On May 30, 2025, a second partial tranche in the amount of $180,000 of the Notes closed, and the Company received gross proceeds of $150,000.

Also on April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $0.03 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.0001. The maturity date of the 2024 Notes shall be extended to December 31, 2025. Purusant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to 34,000,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $0.03 per share (the “Exercise Price”). The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

Also on April 28, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Agreement”) with Southern Point Capital Corporation (“SPC”), pursuant to which the Company agreed to issue Common Stock to SPC in exchange for the settlement of an aggregate of $4,242,963.60 (the “Settlement Amount”) to resolve outstanding overdue liabilities with different vendors. On May 1, 2025, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act in accordance with a stipulation of settlement, pursuant to the Agreement between the Company and SPC. SPC commenced action against the Company to recover the Settlement Amount of past-due obligations and accounts payable of the Company (the “Claim”), which SPC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between SPC and each of such vendors. The Order provides for the full and final settlement of the Claim and the related action. The Agreement became effective and binding upon execution of the Order by the Court on April 30, 2025. Pursuant to the terms of the Agreement approved by the Order, the Company agreed to issue to SPC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Agreement, SPC may deliver requests to the Company for additional shares of Common Stock to be issued to SPC until the Settlement Amount is paid in full, provided that any excess shares issued to SPC will be cancelled.

In connection with the Agreement, on May 2, 2025, the Company issued 4,000,000 shares of Common Stock to SPC as a settlement fee. The issuance of Common Stock to SPC pursuant to the terms of the Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. The Agreement provides that in no event will the number of shares of Common Stock issued to SPC or its designee in connection with the Agreement, when aggregated with all other shares of Common Stock then beneficially owned by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the Common Stock.

Subsequent to December 31, 2024, the Company and LiiON LLC mutually agreed to rescind the Asset Purchase Agreement (see Footnote 5). The primary driver that led the Parties to discuss alternative plans was the February 2025 Nasdaq notice that the Company’s equity had been delisted. Prior to receiving the notice, the Company expected Nasdaq to provide an extension of time to correct the matters that resulted in delisting.  Although the acquisition Agreement permitted the Company to issue restricted common stock (i.e., active listing was not necessary to fulfill the requirements), questions around the timing of the Company’s ability to raise additional equity funding to support it’s integration plan, caused by the delisting, led the Parties to discussions regarding the path forward which, ultimately, culminated with the Parties’ mutual decision to rescind the Agreement. The agreement to rescind the transaction was finalized on April 29, 2025, resulting in the unwinding of all consideration transferred and legal ownership.

The Company has evaluated the rescission in accordance with ASC 855, Subsequent Events, and determined it to be a non-recognized subsequent event, as the rescission did not change the condition of “control” that existed as of the acquisition date or the reporting period end. As such, no adjustments have been made to the financial statements for the period ended December 31, 2024.

On May 1, 2025 the Company issued 1,000,000 shares of restricted common stock to Assure Power, LLC for services pursuant to a consulting agreement, valued at $43,000.

On May 2, 2025, CFGI LP and the Company entered into a settlement agreement for a contractual amount owed for services rendered in the amount of $358,000, whereby the Company shall pay to CFGI approximately $10,000 per month commencing June 2, 2025 for a period of three years.

On May 7, 2025, the Company entered into a Share Purchase Agreement with its subsidiary, Alternus Europe Limited (the “Seller”), OBN Real Estate Limited (the “Majority Buyer”) and BVP Green Bond 2018 Limited (the “Minority Buyer”) (together the “Buyers”) for the sale of the entire issued share capital of AEG MH 02 Limited (“MH02”), including all of MH02’s subsidiaries: AED Italia-01 S.r.l; AED Italia-02 S.r.l; AED Italia-03 S.r.l; AED Italia-04 S.r.l; AED Italia-05 S.r.l; AED Italia-06 S.r.l; AED Italia-07 S.r.l; AED Italia-08 S.r.l; PC-Italia-01 S.r.l; PC-Italia-03 S.r.l; PC-Italia-04 S.r.l; Risorse Solari I S.r.l; and Risorse Solari III S.r.l (the “Transaction”), for a total consideration of (i) the assumption of approximately $19,000,000 in total debt ($17,000,000 owed to the Majority Buyer and the remaining $2,000,000 owed to the Minority Buyer), (ii) the forbearance by the Majority Buyer on the right to claim up to $17,000,000 against the Company’s parent guarantee until MH02’s solar projects reach ready to build status, and (iii) the right of the Company to purchase MH02’s solar photovoltaic projects at fair market value, subject to a minimum price of €150,000 per megawatt, as each project reaches ready to build status. The Majority Buyer acquired 75.5% of MH02 and the Minority Buyer acquired the remaining 24.5% of MH02’s share capital.

As part of the Transaction and debt forbearance, the Company issued 10,660,000 shares of restricted common stock to the Minority Buyer. (See unregistered sale of securities above).

As a result of the Transaction, the Company has removed approximately $22.6 million in debt and costs related to MH 02’s activities, which will improve shareholders equity by approximately $14.4 million.

On May 8, 2025, the Company, Alternus Energy Group PLC (AEG) and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. The Company intends to vigorously defend itself in this matter and has filed a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement nor is AEA a subsidiary of the Company.

On May 20, 2025 the Company issued 8 million shares of restricted common stock to a related party, Alternus Energy Group PLC, for services rendered, valued at $224,000.

On May 29, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), dated as of May 29, 2025, with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2025 Note”) with a maturity date in August 2025, in the principal sum of $312,500. Pursuant to the terms of the 2025 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2025 Note), the 20% Original Issue Discount shall increase by 5% per month until the Note is fully repaid. The Purchase Agreement contains customary representations and warranties by the Company, and closed on the same date thereof. The Purchase Agreement resulted in net proceeds of $250,000 to the Company, which the Company intends to use for working capital purposes.

The 2025 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”). The current 2025 Note is a senior direct debt obligation of the Company ranking pari passu with all other Notes, but subordinate and junior in right of payment to the Senior Convertible Notes originally issued to 3i, LP., and other senior or pari passu Indebtedness (as defined in the Purchase Agreement) of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 5, 2024, the Company’s Audit Committee dismissed Forvis Mazars, LLP (“Forvis Mazars”) as the Company’s independent registered public accounting firm. Also on November 5, 2024, the Company’s Audit Committee approved, and the Company’s Board of Directors (the “Board”) ratified, the engagement of Kreit & Chiu CPA LLP (the “New Auditor”), and appointed the New Auditor as the Company’s independent registered public accounting firm as of November 5, 2024.

Prior to the New Auditor’s appointment, on November 5, 2024, the Audit Committee of the Company dismissed Forvis Mazars as the Company’s independent registered public accounting firm. From June 1, 2024 through November 5, 2024, the period during which Forvis Mazars was engaged as the Company’s independent registered public accounting firm, there were no disagreements with Forvis Mazars on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Forvis Mazars, would have caused Forvis Mazars to make reference to the subject matter of the disagreements as defined in Item 304 of Regulation S-K in connection with any reports it would have issued, and there were no “reportable events” as such term is described in Item 304 of Regulation S-K. Forvis Mazars did not issue any reports on the Company’s financial consolidated statements during the period which Forvis Mazars was engaged as the Company’s independent registered public accounting firm.

On December 22, 2023, the Company dismissed BDO USA P.C. (“BDO”), its independent registered public accounting firm prior to the Business Combination, as the Company’s independent registered public accounting firm, effective as of December 22, 2023. The Audit Committee (the “Committee”) of the Board approved the dismissal of BDO and engaged Mazars USA as its auditor for 2023.

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

As part of the new despac structure, the Company is in the process of formalizing documentation related to intercompany due to/from within the new organization structure, and with Alternus Energy, Inc, which is a related party.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified the material weaknesses described above in our internal controls over financial reporting and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

As stated above, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the directors and executive officers of Alternus as of June 6, 2025:

Name	Age	Position(s)
Vincent Browne	57	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors
Taliesin Durant	54	Chief Legal Officer
Gary Swan	54	Chief Technical Officer
David Farrell	43	Chief Commercial Officer
Larry Farrell	53	Chief Information Officer
John P. Thomas	72	Director
Aaron T. Ratner	50	Director
Nicholas Parker	64	Director
Tone Bjornov	63	Director
Rolf Wikborg	67	Director

Executive Officers

Vincent Browne, Chairman, Chief Executive Officer and Interim Chief Financial Officer

Vincent Browne is our Chairman, Chief Executive Officer and Interim Chief Financial Officer. Mr. Brown brings a wealth of experience with his extensive background of over 20 years in senior and c-suite level management in the areas of finance and operations, including M&A, project finance and capital market transactions across listed and private companies.

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

Along with serving on our board, Mr. Ratner is also the ClimateTech Venture Partner with Vector Ventures, a venture capital investment platform based in Hong Kong, and a Partner and Advisor to Climate Commodities, a global commodity merchant and development accelerator, focused on incubating, scaling, and funding businesses and assets that are essential for clean energy transition, artificial intelligence infrastructure, national defense, and the broader commodity and energy sectors. Since November 2022 Mr. Ratner is also on the board of directors of Burcon NutraScience (TSK: BU), a plant protein technology company.

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

Rolf Wikborg, Director

On January 28, 2025, Rolf Wikborg was elected to the Board.

Mr. Wikborg has significant experience in renewable energy and energies in general.  He is currently Chairman of Norhybrid a Norwegian based manufacturer of vertical industrial wind turbines. He is also chair of Carbon Value Technologies and a Director of a Fintech company, FutureXchange.  From 2020 to 2024 he has been a partner with Greenlight Group, a fund that holds a variety of investments in solar, wind, battery management systems, black pellets and biogas.  He has also been involved in some of the most CO2 reducing maritime projects with dual fuel, batteries and wind assisted ships.Mr. Wikborg also served, from 2007 to 2015,  as Director of a NYSE listed transportation company, DHT, where he was also chair of the compensation committee, and was a Director of an Oslo listed dry cargo transportation company, Western Bulk, from 2012 to 2016.  Wikborg lived 16 years in the US from 1986 - 2002, establishing and building up AMA Capital Partners LLC, New York based merchant bankers in M&A, restructuring of debt including bonds and managing equity and debt funds within maritime, transportation and energy. Prior to New York, Wikborg was Managing Director of Fearnleys Mexico. He remained with AMA after moving back to Norway and was involved in restructurings and M&A. From 2004 to 2008 he was an advisor to Kuwait Finance House in the shariah based equity investment in maritime and energy and was a Partner with SinoEnergy Capital in Hong Kong, investing in harsh environment jack up rigs.

Mr. Wikborg graduated from University of Manchester Institute of Science & Technology with Honors.  He also studied marine law and marine insurance law at the Norwegian Shipping Academy.  He is an officer of the Royal Norwegian Navy.

We believe Rolf S. Wikborg is qualified to serve on the Board of Directors of the Company due to his international experience, previous and current board positions in the US and Norway as well as his knowledge of the renewable energy industry.

Corporate Governance

Board Leadership Structure

Our chairman of the board of directors is Vincent Browne, who is also our Chief Executive Officer and Interim Chief Financial Officer. Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

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

Composition of the Board of Directors

The board of directors is divided into three classes of directors (Class I, Class II and Class III), with each class serving for staggered three-year terms. Vincent Browne, John P. Thomas and Aaron T. Ratner constitute the Class III directors;, Nicholas Parker and Tone Bjornov constitute the Class II directors; Rolf Wikborg constitutes the Class I director. The initial term of the Class II directors shall expire immediately following the Company’s 2025 annual general meeting at which directors are appointed. The initial term of the Class III directors shall expire immediately following the Company’s 2026 annual meeting at which directors are appointed. The current term of the Class I director shall expire immediately following the Company’s 2027 annual general meeting of the Company at which directors are appointed.

Director Independence

The board of directors consists of six directors, three of whom are “independent” within the meaning of Section 5605(a)(2) of the Nasdaq Listing Rules and meet the criteria for independence set forth in Rule 10A-3 of the Exchange Act. The Nasdaq listing rules provide that a director cannot be considered independent if:

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Nicholas Parker, Tone Bjornov and Rolf Wikborg satisfy the “independence” requirements under Nasdaq Rule 5605.

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

Audit Committee. The Audit Committee consists of three directors, Tone Bjornov, Nicholas Parker and Rolf Wikborg, all of which are currently “independent” as defined by Nasdaq. Tone Bjornov serves as the audit committee chairman and audit committee financial expert. The audit committee’s duties are specified in a charter and include, but not be limited to:

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

Compensation Committee. The Compensation Committee consists of one director: Rolf Wikborg, which is “independent” as defined by Nasdaq. The Compensation Committee’s duties are specified in a charter and include, but not be limited to:

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

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

Nomination and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of two directors: Rolf Wikborg and Tone Bjornov. Tone Bjornov serves as the nominating and corporate governance committee chairman. The Nominating and Corporate Governance Committee’s duties are specified in a charter and include, but not be limited to:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024, except for one late Form 3 filing reporting one transaction made by Rolf Wikborg.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2024 and 2023, earned by or paid to our Chief Executive Officer and our two other most highly compensated executive officers whose total compensation exceeded US$100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Vincent Browne(1)	2024	192,000				44,100	(2)	236,100
Chief Executive Officer and acting Chief Financial Officer	2023	192,000	(1)(2)	193,000	(3)			385,000
Joseph E. Duey(5)	2024	82,372				43,404	(2)	125,776
Chief Financial Officer (Former)	2023	250,000		193,000	(3)	18,000	(2)	461,000
Taliesin Durant	2024	190,000				102,205	(2)(4)	292,205
Chief Legal Officer	2023	190,000				54,305	(2)(4)	244,305

(1)	Mr. Browne’s salary includes fees earned by Vestco, a company he owns and controls, pursuant to a services agreement between VestCo and Alt Alliance LLC.

(2)	Other compensation includes car allowance (USA)

(3)	Bonuses paid in October 2023 for the fiscal year ended December 31, 2022.

(4)	Includes housing allowance effective July 2023.

(5)	Mr. Duey resigned from the Company effective April 30, 2024.

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

Additionally, further to our earlier Chief Financial Officer, Mr. Joseph E. Duey’s resignation, Mr Browne is currently functioning as the Acting Chief Financial Officer of the Company, until a suitable replacement is sought or appointed by the Company and its board of directors.

Joseph E. Duey

The Company and Mr. Duey entered into an employment agreement under which Mr. Duey receives an annual base salary of $250,000 and a cash bonus of up to 100% of his salary based on achieving certain milestones. In addition, he is eligible to receive certain equity and/or equity-based awards under the Company’s long-term incentive compensation plan(s), none of which has been issued at this time. Mr. Duey resigned effective April 30, 2024.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023 and 2024, the Company currently does not have any outstanding awards or options underlying its current Incentive Plan (as defined below).

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2024.

Members of the Board of Directors of the predecessor entity, Clean Earth Acquisition Corporation, did not receive fees for their services in 2024.

Mr. Brown’s compensation was as a paid executive in 2024 and he did not receive compensation for his services as a board member.

Name	Fee Earned / Paid in Cash ($)	Stock Awards ($)	Options ($)	Others ($)		Total ($)
John P. Thomas	132,000	-	-	5,149	(1)	137,149
Aaron T. Ratner	70,000	-	-	-		70,000
Nicholas Parker		-	-	-
Tone Bjornov	22,590	-	-	-		22,590
Candice Beaumont (Former)		-	-	-
Vincent Browne		-	-	-
John McQuillan		-	-	-

(1)	Mr. Thomas’ compensation includes fees earned under a consulting agreement entered into in July 2023 with one of our US subsidiaries.

Item 12. Security ownership Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock and preferred stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of June 6, 2025 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. We have based our calculation of beneficial ownership on 119,718,354 shares of common stock outstanding and 60,000 shares of Series A Super Voting Preferred Stock outstanding as of June 6, 2025.

		Number of Shares Beneficially Owned		Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Title	Common Stock	Series A Super Voting Preferred Stock	Percent of Common Stock	Percent of Series A Super Voting Preferred Stock	Percent of Voting Stock(2)
Officers and Directors
Vincent Browne(3)	CEO	15,000,000	60,000	12.53%	100%	85.45%
Taliesin Durant	CLO	5,000,000	—	4.18%	—%	* %
Gary Swan	CTO	—	—	—%	—%	—%
David Farrell	COO	—	—	—%	—%	—%
Larry Farrell	CIO	—	—	—%	—%	—%
John P. Thomas	Director	15,000,000	—	12.53%	—%	2.08%
Aaron T. Ratner(4)	Director	3,014,263	—	2.52%	—%	* %
Nicholas Parker(5)	Director	3,021,613	—	2.52%	—%	* %
Tone Bjornov	Director	3,000,000	—	2.51%	—%	* %
Rolf Wikborg	Director	3,000,000	—	2.51%	—%	* %
Officers and Directors as a Group (total of 10 persons)		47,035,876	60,000	39.29%	100%	89.90%
Greater than 5% Stockholders:
Alternus Energy Group Plc(6)		21,296,000	—	17.79%	—%	2.96%
BVP Investments Limited(7)		10,660,000	—	8.90%	—%	1.48%
Vincent Collins		10,660,000	—	8.90%	—%	1.48%

*	Less than 1%.

(1)	The address for each individual is Alternus Clean Energy, Inc., 17 State Street, Suite 4000, New York City, New York, 10004.

(2)	Includes a total of 719,718,354 shares of voting stock outstanding, with 119,718,354 shares being Common Stock and 60,000 shares being Series A Super Voting Preferred Stock having an aggregate of 600,000,000 votes.

(3)	15,000,000 of the shares of common stock are held through VestCo I Corp, a company owned and controlled by Mr. Browne.

(4)	14,263 of these shares are held through Mighty Sky Ventures LLC, a company owned and controlled by Mr. Ratner.

(5)	21,613 of these shares are held through Parker Venture Management, Inc., a company owned and controlled by Mr. Parker.

(6)	Alternus Energy Group Plc, Suite 4 Blanchardstown Corporate Park 2, Blanchardstown, Dublin, Ireland D15.

(7)	BVP Investments Limited, Unit 4 Aspen Court, Bray Road, Cornelscourt, Dublin, Ireland 7.

(8)	Vincent Collins, Beechwood, Roscommon, Co Roscommon, Ireland, F42 FD77.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following is a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeded $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described the sections titled “Executive Compensation” and “Non-Employee Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

Alternus Energy Group PLC (“AEG”):

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

Alternus Energy Group Plc (“AEG”) was an 80% shareholder of the Company as of December 22, 2023 and as of December 31, 2023. As of December 31, 2024, AEG was a 48% shareholder of the Company.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

During the period ended December 31, 2024, the Company and its subsidiaries and AEG and its subsidiaries had numerous financial transactions between each other which were approved by both company’s board of directors. As of December 31, 2024, AEG owed $2.8 million to the Company, and the Company owed AEG $2.3 million consisting of costs incurred by AEG on behalf of the Company. The remaining $0.5 million balance due to the Company was written down.

Nordic ESG:

In January of 2024 the Company issued 7,765,000 shares of restricted common stock valued at $1.23 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a related party.  As of December 31, 2024, Nordic ESG was a 6.5% shareholder.

Clean Earth Acquisitions Sponsor LLC (“Sponsor”):

Sponsor was the founder and controlling shareholder of the Company during the year ended December 31, 2023 and up to the Business Combination Closing Date, December 22, 2023, when Sponsor became an 11% shareholder of the Company. The Sponsor entered into the Business Combination Agreement with the Company and AEG, and also entered into the Investor Rights Agreement and the Sponsor Support Agreement, The Sponsor agreed, pursuant to the Sponsor Support Agreement, to vote all of their shares of capital stock (and any securities convertible or exercisable into capital stock) in favor of the approval of the Business Combination and against any other transactions, as well as to waive its redemption rights, agree to not transfer securities of the Company, and waive any anti-dilution or similar protections with respect to founder shares.

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

On March 19, 2024 we entered into a settlement agreement with the Sponsor and SPAC Sponsor Capital Access (“SCAF”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCAF, related to the CLIN SPAC entity extensions, in the amount of $1.4 million and issue 9,000 shares of restricted common stock valued at $11.75 per share to SCAF.

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

On September 26, 2024, the Company held a special meeting of stockholders at which the Company’s stockholders elected John McQuillan as a director.

On December 31, 2024, Ms. Gita Shah resigned as Chief Sustainability Officer of the Company, effective immediately. The resignation of Ms. Shah was not the result of any disagreements with the Company on any matter, including relating to the Company’s operations, policies or practices.

On January 28, 2025, John McQuillan, a Class I director of Alternus Clean Energy, Inc. (the “Company”), notified the Company that they will resign from the Company’s Board of Directors (the “Board”) effective immediately. Mr. McQuillan’s decision to resign from the Board is solely for personal reasons and is not the result of any disagreement with the Company’s operations, policies or procedures, or any disagreements in respect of accounting principles or financial statement disclosure.

On January 28, 2025, Rolf S. Wikborg was elected to the Board effective immediately. The Board assessed the independence of Mr. Wikborg under the Company’s Corporate Governance Guidelines and the independence standards under Nasdaq rules and has determined that Mr. Wikborg is independent. Along with their appointment, Mr. Wikborg was appointed to serve on the Audit Committee, as well as the Chair of the Compensation Committee, and as a member of the Nominating and Corporate Governance Committee of the Company, effective immediately. Mr. Wikborg will serve as an independent director until the Company’s 2025 annual meeting of stockholders.

Consulting Agreements:

On May 15, 2021 VestCo Corp., a company owned and controlled by our Chairman and CEO, Vincent Browne, entered into a Professional Consulting Agreement with one of our US subsidiaries under which it pays VestCo a monthly fee of $16,000. This agreement has a five-year initial term and automatically extends for additional one year terms unless otherwise unilaterally terminated. Effective January 1, 2025 this agreement was assigned to the Company and amended such that VestCo’s monthly fee increased by $10,000.

In July of 2023, John Thomas, one of our directors, entered into a Consulting Services Agreement with one of our US subsidiaries under which it pays Mr. Thomas a monthly fee of $11,000. This agreement has a five year initial term and automatically extends for additional one year terms unless otherwise unilaterally terminated. Effective January 1, 2025 this agreement was assigned to the Company and amended such that Mr. Thomas’ monthly fee was increased by $8,090.

Series A Super Voting Preferred:

On February 18, 2025, the board of directors declared the formation of and approved the issuance of an aggregate of 1 share of Series A Super Voting Preferred Stock, par value $0.0001 per share (“Series A”). On February 18, 2025, the Company issued the 1 share of Series A to Mr. Vincent Browne, our CEO. On March 21, 2025 the Company filed an Amended and Restated Certificate of Designation of its Series A, such that 10,000 shares are designated as Series A and issued to Mr. Vincent Browne and each share of the Series A is entitled to have the right to vote in an amount equal to 10,000 votes per share, voting with the common stock on all matters as a single class. On April 24, 2025 the Company issued an additional 50,000 shares of Series A to Mr. Browne.

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

Mazars USA LLP (“Mazars”) served as the independent registered public accounting firm to audit our combined books and accounts for the fiscal year ending December 31, 2023.

From June 1, 2024 Forvis Mazars, LLP (“Forvis Mazars”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2024 and provided audit services up to November 5, 2024.

On November 5, 2024, the Company’s Audit Committee dismissed Forvis Mazars as the Company’s independent registered public accounting firm. Also on November 5, 2024, the Company’s Audit Committee approved, and the Company’s Board of Directors (the “Board”) ratified, the engagement of Kreit & Chiu CPA, LLP (the “New Auditor”), and appointed the New Auditor as the Company’s independent registered public accounting firm as of November 5, 2024.

The table below presents the aggregate fees billed for professional services rendered by Mazars US, BDO and KC for the years ended December 31, 2024 and 2023.

	2024		2023
Audit fees	$		$
Kreit & Chiu CPA LLP		501,500		-
BDO USA LLP		-		231,014
Mazars USA LLP		435,223		1,167,963
Forvis Mazars LLP		274,581
Audit-related fees		-		-
All other fees		-		-
Total fess		$1,211,304		$1,398,977

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

Exhibit No.	Description
2.1†	Business Combination Agreement by and among Clean Earth Acquisitions Corp., Alternus Energy Group and Clean Earth Acquisitions Sponsor LLC, dated October 12, 2022 (incorporated by reference to Exhibit 2.1 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 000-1883984), filed with the Securities and Exchange Commission on October 12, 2022)
2.2	First Amendment to the Business Combination Agreement dated April 12, 2023 (incorporated by reference to Exhibit 2.1 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 18, 2023)
2.3†	Amended and Restated Business Combination Agreement dated December 22, 2023 (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.1	Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.2	Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.3	Amended And Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 27, 2025)
4.1	Form of Specimen Common Stock Certificate of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
4.2**	Alternus Clean Energy, Inc. Description of Securities
10.1	Warrant Agreement dated December 22, 2023, by and among the Company and SCM Tech LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.2	Warrant Agreement dated December 22, 2023, by and among the Company and SCM Tech LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December, 22 2023)
10.3	Form of Warrant Certificate that was issued by the Registrant to Clean Earth Acquisitions Sponsor LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276630), filed with the Securities and Exchange Commission on January 19, 2024)
10.4	Employment Agreement by and among Vincent Browne and AEG JD 03 LTD dated December 22, 2023 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.5	Consulting Services Agreement by and among VestCo Corp and Alternus Energy Americas Inc. dated May 15, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.6	Employment Agreement by and among Taliesin Durant and the Company dated December 22, 2023 (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.7	Employment Agreement by and among Gary Swan and Solis Bond Company DAC dated March 31, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.8	Employment Agreement by and among David Farrell and JD 03 Ltd dated October 5, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.9	Employment Agreement by and among Larry Farrell and Solis Bond Company DAC dated September 1, 2022 (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.10	Investor Rights Agreement by and among the Company, Clean Earth Acquisitions Sponsor and Alternus Energy Group Plc dated October 12, 2022 (incorporated by reference to Exhibit 10.2 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 000-1883984), filed with the Securities and Exchange Commission on October 12, 2022)
10.11	Alternus Clean Energy, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.12	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 30, 2024.

10.13	Forward Purchase Agreement by and among Clean Earth Acquisitions Corp., Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, L.P. and Meteora Strategic Capital, LLC dated December 3, 2023 (incorporated by reference to Exhibit 10.1 to Clean Earth Acquisitions Corp.’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 4, 2023)
10.14	Non-Redemption Agreement by and among Clean Earth Acquisitions Corp., the Clean Earth Acquisitions Sponsor LLC, and the investor named therein dated December 18, 2023 (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
10.16	Form of Securities Purchase Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)
10.17	Form of Registration Rights Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)
10.18	Form of Voting Agreement. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)
10.19	Forbearance Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)
10.20	Form of Note Purchase Agreement, dated December 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 10, 2024)
10.21	Asset Purchase Agreement, by and among BESS LLC and LiiON LLC dated December 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 12, 2024)
10.22	Voluntary Adjustment Notice, dated December 2, 2024, by and between the Company and the Investor (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-283575), filed with the Securities and Exchange Commission on December 3, 2024)
10.23	Exclusive Consulting Agreement Form (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 12, 2024)
10.24	Mutual Termination Agreement, dated December 31, 2024, by and between the Company and Seller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 7, 2025)
10.25	Form of Securities Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.26	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.27	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.28	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.29	Form of Note. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.30	Form of Private Placement Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.31	Form of Note Purchase Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.32	Letter Agreement by and between the Company and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.33	Rescission and Release Agreement dated May 1, 2025 by and between the Company and LiiON, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.34	Consulting Agreement dated May 1, 2025 by and between the Company and Assure Power LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.35	Settlement Agreement and Stipulation dated April 28, 2025 by and between the Company and Southern Point Capital Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 15, 2024
21.1**	Subsidiaries List
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 15, 2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2025	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on [*], 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	June 6, 2025
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	June 6, 2025
Aaron T. Ratner

/s/ Nicholas Parker	Director	June 6, 2025
Nicholas Parker

/s/ Tone Bjornov	Director	June 6, 2025
Tone Bjornov

/s/ Rolf Wikborg	Director	June 6, 2025
Rolf Wikborg

/s/ John Thomas	Director	June 6, 2025
John Thomas