Form 10-Q
period 2025-03-31
Alternus Clean Energy, Inc.
filed 2025-06-30
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000 New York, NY 10004	(212) 739-0727
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	OTCQB Market
Warrants, each whole warrant exercisable into one share of Common Stock	ACLEW	OTC Pink Market

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

As of June 27, 2025, the registrant had a total of 119,718,354 shares of its common stock, par value $0.0001 per share, issued and outstanding.

ALTERNUS CLEAN ENERGY, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$81	$161
Prepaid expenses and other current assets	133	131
Taxes recoverable	-	347
Current assets held for sale	4,044	-
Total Current Assets	4,258	639

Capitalized development costs	2,940	4,775
Intangible assets	1,424	1,554
Goodwill	241	241
Long-term prepaid expenses	518	518
Total Assets	$9,381	$7,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,690	$9,799
Accrued liabilities	2,889	2,371
Taxes payable	-	14
Operating lease liability	-	28
Short term convertible and non-convertible promissory notes, net of debt issuance costs	9,141	24,851
Convertible notes measured at fair value	450	1,702
Warrant liability	-	811
Due to affiliate	297	-
Current liabilities held for sale	17,274	-
Total Current Liabilities	40,741	39,576

Long term convertible and non-convertible promissory notes, net of debt issuance costs	-	1,629
Operating lease liability, net of current portion	-	407
Total Liabilities	40,741	41,612

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of March 31, 2025 and December 31, 2024. 10,000 issued and outstanding as of March 31, 2025 and 0 as at December 31, 2024.	60	-
Common stock, $0.0001 par value, 300,000,000 authorized as of March 31, 2025 and as of December 31, 2024; 10,148,354 issued and outstanding as of March 31, 2025 and 5,037,826 issued and outstanding as of December 31, 2024.	10	10
Additional paid in capital	39,098	35,917
Foreign currency translation reserve	(3,215)	(2,679)
Accumulated deficit	(67,313)	(67,133)
Total Shareholders’ Deficit	(31,360)	(33,885)
Total Liabilities and Shareholder’ Deficit	$9,381	$7,727

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31
	2025	2024

Revenues	$-	$93

Operating Expenses
Cost of revenues	-	(15)
Selling, general, and administrative	(1,490)	(3,107)
Depreciation, amortization, and accretion	(130)	(70)
Development costs	-	(7)
Gain on sale of Spanish subsidiaries	3,589	-
Total operating expenses	1,969	(3,199)

Income/(loss) from operations	1,969	(3,106)

Other income/(expense):
Interest expense	(2,190)	(1,681)
Fair value movement of FPA asset	-	(483)
Fair value movement of convertible debt	806	-
Fair value movement of warrants	(811)	-
Gain on extinguishment of debt	-	179
Other expense	-	(2)
Other income	46	6
Total other expenses	(2,149)	(1,981)
Loss before provision for income taxes	(180)	(5,087)
Loss from continuing operations	(180)	(5,087)

Discontinued operations:
Loss from operations of discontinued business components	-	(3,642)
Gain on sale of discontinued operations, net assets	-	2,150
Income tax	-	-
Income/(loss) from discontinued operations	-	(1,492)
Net income/(loss)	$(180)	$(6,579)

Basic & diluted earnings/(loss) per share of common stock:
Continuing operations	$(0.02)	$(1.93)
Discontinued operations	-	(0.57)
Total earnings/(loss) per share of common stock, basic & diluted	$(0.02)	$(2.50)
Weighted-average common stock outstanding, basic & diluted	8,404,044	2,636,925

Comprehensive income/(loss)
Net income/(loss)	$(180)	$(6,579)
Foreign currency translation adjustment	(536)	(1,232)
Comprehensive income/(loss)	$(716)	$(7,811)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2024	-	$-	2,876,215	$7	$27,874	$(2,924)	$(88,211)	$(63,254)
Settlement of Related Party Debt for Shares	-	-	319,600	1	9,657	-	-	9,658
Conversion of Debt	-	-	52,800	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	7,252	-	117	-	-	117
Foreign currency translation adjustment	-	-	-	-	-	(1,232)	-	(1,232)
Net Loss	-	-	-	-	-	-	(6,579)	(6,579)
Balance at March 31, 2024	-	$-	3,255,867	$8	$28,044	$(4,156)	$(94,790)	$(70,894)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2025	-	$-	5,037,826	$10	$35,917	$(2,679)	$(67,133)	$(33,885)
Shares Issued for Payables	-	-	647,723	-	415	-	-	415
Shares issued for Conversion of Debt	-	-	2,936,747	-	2,203	-	-	2,203
Shares issued for Debt Issuance Costs	-	-	1,526,058	-	563	-	-	563
Issuance of Preferred equity shares to Officer	10,000	60						60
Foreign currency translation adjustment	-	-	-	-	-	(536)	-	(536)
Net Loss	-	-	-	-	-	-	(180)	(180)
Balance at March 31, 2025	10,000	$60	10,148,354	$10	$39,098	$(3,215)	$(67,313)	$(31,360)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income/(loss)	$(180)	$(6,579)
Income/(loss) from discontinued operations, net of tax	-	(1,492)
Loss from continuing operations	$(180)	$(5,087)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operations:
Depreciation, amortization and accretion	130	70
Amortization of debt discount	1,400	532
Debt issuance costs capitalized	(145)	-
Stock compensation costs	60	-
Credit loss expense	-	(3)
Loss on issuance of debt	-	117
Gain (loss) on foreign currency exchange rates	349	69
Fair value movement of FPA asset	-	483
Fair value movement of convertible debt	806	-
Fair value movement in warrant liability	(811)	-
Gain on extinguishment of debt	-	179
(Gain)/loss on disposal of asset	(3,589)	1,348
Non-cash operating lease assets	-	(19)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and other short-term receivables	-	(31)
Prepaid expenses and other assets	(3)	(1,576)
Accounts payable	4	4,213
Accrued liabilities	1,130	(3,357)
Operating lease liabilities	-	(13)
Payable to affiliate	297	1,039
Net Cash provided by/(used in) Operating Activities	$(552)	$(2,036)
Net Cash provided by/(used in) Operating Activities - Discontinued Operations	-	(2,735)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(1,486)
Capitalized Cost	-	(228)
Construction in Process	-	(1,165)
Net Cash provided by/(used in) Investing Activities	$-	$(2,879)
Net Cash provided by/(used in) Investing Activities - Discontinued Operations	-	-

Cash Flows from Financing Activities:
Proceeds from debt	492	1,109
Payments of debt principal	(21)	(1,982)
Debt Issuance Cost	-	(315)
Contributions from parent	-	253
Net Cash provided by/(used in) Financing Activities	$471	$(935)
Net Cash provided by/(used in) Financing Activities - Discontinued Operations	-	(13,162)

Effect of exchange rate on cash	1	(595)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(80)	$(22,342)
Cash, cash equivalents, and restricted cash beginning of the year	161	24,564
Cash, cash equivalents, and restricted cash end of the period	$81	$2,222

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Year Ended December 31,
	2025	2024
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of $0 and $872 respectively)	$-	$4,462
Taxes	-	526
Non-cash investing and financing activities:
Shares issued for settlement of debt	415	9,836
Shares issued for conversion of debt	2,203	1,029
Shares issued for debt issuance costs	563	-

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

Clean Earth’s (SPAC) only pre-combination assets were cash and investments and the SPAC did not meet the definition of a business in accordance with U.S. GAAP. Therefore, the substance of the transaction was a recapitalization of the target (AEG) rather than a business combination or an asset acquisition. In such a situation, the transaction is accounted for as though the target issued its equity for the net assets of the SPAC and, since a business combination has not occurred, no goodwill or intangible assets would be recorded. As such, AEG is considered the accounting acquirer and these consolidated financial statements represent a continuation of AEG’s financial statements. Assets and liabilities of AEG are presented at their historical carrying values.

Alternus Clean Energy Inc. is a holding company that operates through the following 22 operating subsidiaries as of March 31, 2025:

Subsidiary	Principal Activity	Date Acquired / Established	ALTN Ownership	Country of Operations
PC-Italia-01 S.r.l.	Sub-Holding SPV	15 May 2015	AEG MH 02 Limited	Italy
PC-Italia-03 S.r.l.	SPV	1 July 2020	AEG MH 02 Limited	Italy
PC-Italia-04 S.r.l.	SPV	15 July 2020	AEG MH 02 Limited	Italy
Risorse Solari I S.r.l.	SPV	28 September 2019	AEG MH 02 Limited	Italy
Risorse Solari III S.r.l.	SPV	3 August 2021	AEG MH 02 Limited	Italy
AED Italia-01 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-02 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-03 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-04 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AED Italia-05 S.r.l.	SPV	22 October 2021	AEG MH 02 Limited	Italy
AEG MH 02 Limited	Holding Company	8 March 2022	Alternus Europe Limited	Ireland
Alternus Europe Limited f/k/a AEG JD 03 Limited	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
AED Italia-06 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-07 S.r.l.	SPV	2 August 2022	AEG MH 02 Limited	Italy
AED Italia-08 S.r.l.	SPV	5 August 2022	AEG MH 02 Limited	Italy
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Clean Energy, Inc.	Luxembourg
Alt Alliance LLC	Holding Company	September 2023	Alternus Clean Energy, Inc.	USA
AEG MH 04 Limited	Holding Company	16 January 2024	Alternus Lux 01 S.a.r.l.	Ireland
ALT POL HC 02 sp. z.o.o.	Holding Company	20 January 2023	Alternus Europe Limited	Poland
ALANTEAN LLC	Joint Venture LLC Partnership	10 April 2024	Alt Alliance LLC	USA
BESS LLC	Holding Company	10 December 2024	Alternus Clean Energy, Inc.	USA
EverOn Energy LLC	Holding Company	24 March 2025	Alternus Clean Energy, Inc.	USA

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended March 31, 2025, the Company had net loss from continuing operations of approximately ($0.2) million and ($5.1) million for the three months ended March 31, 2025 and 2024, respectively. The Company had total shareholders’ equity/(deficit) of ($31.4) million as of March 31, 2025 and ($33.9) million as of December 31, 2024. The Company had $0.1 million of unrestricted cash on hand as of March 31, 2025.

Our operating revenues are insufficient to fund our operations and our assets already are pledged to secure our indebtedness to various third party secured creditors, respectively. The unavailability of additional financing could require us to delay, scale back, or terminate our acquisition efforts and other core business activities, which would have a material adverse effect on the Company and its viability and prospects.

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

On February 10, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel determined to delist the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from the Nasdaq Capital Market, and Nasdaq accordingly suspended trading in the Company’s Common Stock effective at the opening of trading on February 12, 2025, because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate. The Company was additionally in violation of the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as disclosed recently on January 31, 2025, which was taken into consideration by the Panel in its Delisting Notification.

A Form 25-NSE was filed with the Securities and Exchange Commission (“SEC”), which removed the Company’s securities from listing on Nasdaq. The Company’s Common Stock is currently quoted on the OTCQB trading market. However, there can be no assurance that the Company’s Common Stock will continue to trade on any over-the-counter trading market.

The Company is currently taking several steps to begin to alleviate the going concern issue. We are working with multiple global banks and funds in an attempt secure the necessary project financing to execute on our transatlantic business plan. The Company has sold or discontinued non-strategic businesses, operations, and assets in order to eliminate significant indebtedness.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated financial statements from the effective date of acquisition or up to the effective date of disposal, as appropriate. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

	March 31,	March 31,
	2025	2024
Warrants	3,143,328	478,000
Total	3,143,328	478,000

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency of income tax disclosures relating to the rate reconciliation, disclosure of income taxes paid, and certain other disclosures. The ASU should be applied prospectively and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU on January 1, 2025 and the impact of adoption was not material to the Company’s financial condition, results of operations or cash flows.

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

As of March 31, 2025, a summary of the Company’s assets and liabilities measured at fair value on a recurring basis is as follows, in thousands:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Convertible Notes	$-	$-	$450	$450
Warrant Liability	-	-	-	-
Total	$-	$-	$450	$450

Valuation Techniques

●	Convertible Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

The Company measures the April 19, 2024 convertible note and private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of March 31, 2025:

	Convertible Loan Note	Warrant Liability
Risk-free rate	3.94%	3.94%
Underlying stock price	$0.03	$0.03
Expected volatility	50%	50%
Term	0.05 years	4.6 years
Dividend yield	0%	0%

The following table presents changes of the convertible note and private placement warrants issued April 2024 with significant unobservable inputs (Level 3) as of March 31, 2025, in thousands:

Convertible Note
Balance at April 19, 2024	$2,145
Conversions	(1,752)
Change in fair value	(37)
Balance at December 31, 2024	$356
Change in fair value	(29)
Balance at March 31, 2025	$327

Warrant Liability
Balance at April 19, 2024	$803
Change in fair value	(394)
Balance at December 31, 2024	$409
Change in fair value	(409)
Balance at March 31, 2025	$-

As the Convertible Note issued October 1, 2024 was paid out in four tranches, the Company grouped the first two tranches together and the last two trances together and conducted two valuations. The Company measures the convertible loan and private placement warrants using a Monte Carlo simulation valuation model using the following assumptions as of March 31, 2025:

October 1 and October 21 Tranches	Convertible Loan Note	Warrant Liability
Risk-free rate	3.96%	3.96%
Underlying stock price	$0.03	$0.03
Expected volatility	50%	50%
Term	0.56 years	5.0 years
Dividend yield	0%	0%

The following table presents changes of the convertible note and private placement warrants issued October 2024 with significant unobservable inputs (Level 3) as of March 31, 2025, in thousands:

Convertible Note
Balance at October 1, 2024	$1,659
Cash payment	(250)
Conversions	(31)
Change in fair value	(32)
Balance at December 31, 2024	$1,346
Conversions	(2,058)
Change in fair value	835
Balance at March 31, 2025	$123

Warrant Liability
Balance at October 1, 2024	$573
Change in fair value	(171)
Balance at December 31, 2024	$402
Change in fair value	(402)
Balance at March 31, 2025	$-

The fair values of these Level 3 liabilities are sensitive to unobservable inputs used in the Monte Carlo simulation valuation model, including discount rates, expected term, expected volatility, path dependency parameters and estimates of various payout outcomes. Changes to these inputs could result in significantly higher or lower fair value measurement.

5. Business Combination

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

The total acquisition date fair value of consideration transferred (i.e., the “purchase price”) of $1,824,500 was attributed to the following net assets (in thousands):

Net assets acquired (at fair values):			Useful Life
●	Exclusive Consulting Agreement	$1,396	3 yrs
●	Intellectual Property (IP)	$187	3yrs
Total identifiable assets		$1,583
●	Goodwill	$241	Indefinite
Total identifiable intangibles and goodwill		$1,824

The goodwill recognized arises primarily from the fair value of an assembled workforce in the form of an exclusive consulting arrangement for three key employees. This goodwill has been allocated to the Company’s United States Operations segment.

The LiiON Battery Storage Business did not have a material effect on the Company’s operations for the three month period ending March 31, 2025.

6. Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. Other receivable consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
	(in thousands)
Prepaid expenses and other current assets	$131	$131
Other receivable	2	-
Total	$133	$131

7. Capitalized development cost and other long-term assets

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

	March 31,	December 31,
	2025	2024
	(in thousands)
Capitalized development cost	$2,940	$4,775
Long-term prepaid expenses	518	518
Total	$3,458	$5,293

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

Capitalized development cost as of March 31, 2025 consisted of $2.9 million of active development in the US. Capitalized development costs as of December 31, 2024 consisted of $1.2 million of active development in the US and $3.6 million across Europe.

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023.

8. Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accounts payable	$10,690	$9,799
Total	$10,690	$9,799

9. Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest on the Company’s debt that has accrued and has been unpaid through March 31, 2025 and as of December 31, 2024. Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued legal	$500	$500
Accrued interest	574	553
Accrued audit fees	-	500
Accrued payroll	295	22
Accrued consulting fees	140	140
Accrued tax penalties	590	590
Other accrued expenses	790	66
Total	$2,889	$2,371

10. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Taxes recoverable	$-	$347
Less: Taxes payable	-	(14)
Total	$-	$333

11. Convertible and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Convertible debt, secured	$605	$2,626
Senior Secured debt and promissory notes	9,775	27,718
Total debt	10,380	30,344
Less current maturities	(10,380)	(28,715)
Long term debt, net of current maturities	$-	$1,629

Current Maturities	$10,380	$28,715
Less current debt discount	(633)	(1,239)
Less net loss on issuance of convertible note & warrant	-	520
Less movement in fair value	(154)	(632)
Current Maturities net of debt discount	$9,593	$27,364

Long-term maturities	$-	$1,629
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$-	$1,629

The Company’s remaining debt is recorded net of debt issuance costs of $9.6 million and $27.3 million as of March 31, 2025 and December 31, 2024, respectively. Debt issuance costs are recorded as a debt discount and amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the three months ended March 31, 2025 and March 31, 2024 was $1.4 million and $0.5 million, respectively.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the three month periods ended March 31, 2025 and March 31, 2024 respectively.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the year period ended December 31, 2024, $5.9 million of accrued interest was added to the existing loan balance. On May 7, 2025, AEG MH02 was sold and the note was assumed by the Buyer. See Footnote 16 for more information. The Company had principal outstanding of $16.6 million and $16.0 million as of March 31, 2025 and December 31, 2024, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ‘Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. On March 25, 2025, Alt Spain Holdco was sold and the note was assumed by the Buyer. See Footnote 15 for more information. This note had a principal outstanding balance of $2.7 million and $2.7 million as of March 25, 2025 and December 31, 2024, respectively. There is no balance due by the Company on this following the sale.

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million as compensation for the extension. The compensation was charged as interest costs in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss) during the period. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 90,000 shares of restricted common stock, exercisable at $0.01 per share having a 5-year term and fair value of $86 thousand. In March 2024, The Company repaid $1.8 million in cash against the principal. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas to Alternus Energy Group plc, a related party. Prior to the transaction, Alternus Energy Americas assigned this note to the Company directly. The Company had a principal balance outstanding of $1.8 million as of both March 31, 2025 and December 31, 2024.

Convertible Promissory Notes:

In January 2024, the Company assumed a €850 thousand ($938 thousand) convertible promissory note from AEG PLC, a related party. The note had a 10% interest maturing in March 2025. The note was assumed as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 96,444 shares of the Company’s common stock at an exercise price of $12 per share. This warrant was adjusted on November 12, 2024 to purchase up to 455,966 shares exercisable at $1.50 per share. This warrant was again adjusted on December 5, 2024 to purchase up to 1,155,600 shares exercisable at $1.00 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 9,644 shares of common stock with an exercise price of $13.18 per share and which expires on July 31, 2027, for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000 and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bears interest at a rate of 7% per annum, which shall automatically be increased to 12.0% per annum in the event of default, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $1.75. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price equal to $0.48 (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $1.75 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”, which is equal to 640,293 shares of Common Stock, subject to adjustment as described in the Purchase Agreement), unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As of December 31, 2024, the outstanding principal was $0.4 million with fair value of $0.7 million at that date. The Company also recorded a $1.3 million gain on movement in fair value in the year ended December 31, 2024 and a $0.4 million gain on movement in fair value for the three months ended March 31, 2025.

As of December 31, 2024, $1,877,323 worth of this note (including principal plus accrued interest and late fees and penalties) had been converted into 1,026,256 shares leaving $0.4 million of the note principal outstanding. This note had a principal outstanding amount of $0.4 million as of March 31, 2025.

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

As of December 31, 2024, the outstanding principal was $2.2 million with fair value of $1.3 million at that date. The Company also recorded a $0.5 million gain on movement in fair value in the year ended December 31, 2024. During the three months ended March 31, 2025, $2.0 million principal of this note was converted into 2,936,747 shares, leaving $0.2 million of the note principal outstanding. The Company also recorded a $0.4 million loss on movement in fair value in the three months ended March 31, 2025.

On December 4, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2024 Note”) with a maturity date in April 2025, in the principal sum of $1,250,000. Pursuant to the terms of the 2024 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2024 Note), the 20% Original Issue Discount shall increase to 30% Original Issue Discount. The Purchase Agreement resulted in net proceeds of $1,000,000 to the Company. The 2024 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”). The 2024 Note’s maturity date has been extended to June 5, 2025.

Other Debt:

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 9,000 shares to SCAF in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $11.75 on the date of issuance.

On December 11, 2024, BESS LLC, a wholly owned subsidiary of the Company, issued a non-interest-bearing promissory note with a principal amount of $2,000,000 as partial consideration in the Asset Purchase Agreement for the acquisition of LiiON LLC’s battery storage business (see Footnote 5).The note was issued with a maturity date of December 31, 2027. Pursuant to the requirements of ASC 805, the Note was originally recorded at its fair value of$1,537,000 (see Footnote 5) and included as partial consideration for the net assets acquired in the acquisition.

On December 30, 2024, one of the Company’s subsidiaries, Alternus Europe Ltd, assumed a €1,000,000 ($1,041,720) promissory note from subsidiary of AEG, Alternus Fund Co Ltd, with a 120% repayment premium plus 10% accrued interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,052,500 million from AEG maturing June 30, 2025.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This was offset to debt issuance costs (Interest Expense) on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Offering”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $2,812,500 (the “Notes”). The Purchase Agreement also provides for the issuance of an aggregate of 1,526,058 shares of common stock of the Company, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on January 23, 2025 (the “Closing Date”).

The aggregate gross proceeds to the Company were expected to be $2,250,000, before deducting placement agent fees and expenses. $580,000 of such proceeds were released on the Closing Date and the remaining amount were held in escrow, to be released to the Company upon the later of: i) filing the registration statement referenced below and ii) the date on which the Company receives a written communication from the Nasdaq Stock Market (“Nasdaq”) that Nasdaq has granted the Company an extension to meet the continued listing requirements of the Nasdaq. Because the Company received a delisting determination from the Nasdaq on February 10, 2025, the Escrow Agent disbursed the funds back to the Purchasers as provided below against cancellation of a proportional portion of each Purchaser’s Note (inclusive of original issue discount).

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025. The Notes contain certain Events of Default, including but not limited to (i) the Company’s failure to pay any amount of principal, interest, redemption price or other amounts due under the Notes or any other transaction document, (ii) any default under, redemption of, or acceleration prior to maturity of any indebtedness of the Company, as such term is defined in the transaction documents, (iii) bankruptcy of the Company or its subsidiaries, (iv) a final judgement or judgements for the payment of money in excess of $250,000, which is not discharged or stayed pending appeal within 60 days, and (v) any breach or failure to comply with any provision of the Note or any other transaction document. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes.

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

12. Commitments and Contingencies

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

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company is currently assessing its options. The Company has accrued a liability for this loss contingency in the amount of approximately $5.7 million, which represents the amount allegedly owed.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. The Company has accrued a liability for this loss contingency in the amount of approximately $1.5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. On June 17, 2025 SCAF filed a motion for summary judgment. The parties are currently in further settlement discussions.

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

Contingencies

On August 7, 2024, the Company entered into a ‘Heads of Terms’ (i.e., similar to a Letter of Intent) for Joint “Agreement”) with Hover Energy LLC and its affiliates (“Hover”) to establish a joint venture (the “JV”) for the financing, development, management, and operation of ‘Microgrid Projects’ utilizing Hover Wind-Powered Microgrid™ technology, as required. Pursuant to the said JV, the Company and Hover have agreed to have a 51% interest and a 49% interest, respectively, in the JV, for which the Company has issued 200,000 shares of restricted common stock to Hover valued at $10.00 per share and will issue and commit 140,000 additional shares of restricted common stock, and Hover will contribute 100% of its projects and project pipeline. As of March 31, 2025 the JV had not yet closed and the parties continue to operate under a strategic alliance agreement entered into on October 31, 2023. The Company has not consolidated Hover as of March 31, 2025 because the strategic alliance agreement does not render the Company a controlling financial interest in Hover. Upon the closing of the JV, the Company will perform an analysis to determine if it has acquired a controlling financial interest in the JV requiring consolidation pursuant to the requirements of ASC 810.

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

13. Development Cost

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

Development costs related to abandoned projects for the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Miscellaneous Spanish costs	$-	$(7)
Total	$-	$(7)

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility.

14. Discontinued Operations Sold – Poland & Netherlands

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

Three Months Ended March 31,
Poland	2024
(in thousands)

Revenues	$106

Operating Expenses
Cost of revenues	(101)
Depreciation, amortization, and accretion	(123)
Gain/(loss on disposal of asset)	3,484
Total operating expenses	3,260

Income from discontinued operations	3,366

Other income/(expense):
Impairment loss recognized on the remeasurement to fair value less costs to sell	-
Interest expense	(688)
Other expense	-
Total other expenses	$(688)
Income/(Loss) before provision for income taxes	$2,678
Income taxes	-
Net income/(loss) from discontinued operations	$2,678

Three Months Ended March 31,
Netherlands	2024
(in thousands)

Revenues	$16

Operating Expenses
Cost of revenues	(115)
Depreciation, amortization, and accretion	(57)
Loss on disposal of asset	(1,187)
Total operating expenses	(1,359)

Income from discontinued operations	(1,343)

Other income/(expense):
Interest expense	(113)
Other expense	-
Total other expenses	$(113)
Income/(Loss) before provision for income taxes	$(1,456)
Income taxes	-
Net income/(loss) from discontinued operations	$(1,456)

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

The notes to the financial statements have been adjusted to reflect this retroactive presentation.

Three Months Ended March 31,
Solis and Subsidiaries in Romania	2024
(in thousands)

Revenues	$2,087

Operating Expenses
Cost of revenues	(819)
Selling, general, and administrative	(640)
Depreciation, amortization, and accretion	(498)
Total operating expenses	(1,957)

Income from discontinued operations	130

Other income/(expense):
Interest expense	(2,478)
Other expense	(221)
Total other expenses	$(2,699)
Income/(Loss) before provision for income taxes	$(2,569)
Net income/(loss) from discontinued operations	$(2,569)

15. Sale of Spanish Subsidiaries

On March 25, 2025, one of the Company’s subsidiaries, AEG MH02, entered into a Share Purchase Agreement with Alternus Energy Group Plc, a related party, for the sale of the entire issued share capital of Alt Spain Holdco S.l.u., including all of its subsidiaries: ALT Spain 03, S.L.U., ALT Spain 04, S.L.U. and New Frog Projects SL, for a total consideration of €10. In accordance with ASC 360, the Company removed the net assets of the disposal group and recognized a gain of $3.5 million upon closing the sale in March 2025, of which $0.6 million were costs associated with the sale. The sale of the Company’s Spanish subsidiaries does not represent a discontinued operation because management continues to pursue clean energy investment and development opportunities in Spain and Europe and does not view the sale as a strategic shift for the Company.

The major classes of assets and liabilities transferred on March 25, 2025 in the sale of the Company’s subsidiaries are shown below:

As of March 25,
Spain	2025
(in thousands)

Assets:
Other current assets	$36
Total assets sold	$36

Liabilities:
Accounts payable	$196
Short secured debt	2,773
Operating leases, current liabilities	29
Other current liabilities	203
Operating leases, non-current liabilities	423
Total liabilities sold	$3,624

Net (gain)/loss on sale of net assets	$(3,588)

16. Assets Held for Sale – (MH 02 & Subs)

During the first quarter of 2025, the Company engaged multiple parties to market its subsidiary, AEG MH 02 Limited (“MH02”) and all its subsidiaries to potential buyers. As this sale is not considered an exit strategy of the Italian market, the assets were not classified as discontinued operations in accordance with ASC 205-20. As of March 31, 2025, MH02 and its Italian subsidiaries were classified as disposal groups held for sale. The Company subsequently sold MH02 and its subsidiaries on May 7, 2025. The balances and results of MH02 and its Italian subsidiary disposal groups are presented below:

As of March 31,
MH 02 and Italian Subsidiaries	2025
(in thousands)

Assets:
Cash and cash equivalents	$35
Other current assets	362
Property, plant, equipment, net	3,648
Total assets held for sale	$4,045

Liabilities:
Accounts payable	$194
Short term convertible & non-convertible notes	16,630
Other current liabilities	449
Total liabilities held for sale	$17,273

Net assets/(liabilities) held for sale	$(13,228)

17. Shareholders’ Equity

Common Stock

As of December 31, 2024, the Company had a total of 300,000,000 shares of common stock authorized with 5,037,826 shares issued and outstanding. As of March 31, 2025, the Company had a total of 300,000,000 shares of common stock authorized with 10,148,354 shares issued and outstanding.

Reverse Stock Split

On October 11, 2024, the Company effected a one-for-25 (1:25) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on October 11, 2024 (the “Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on October 3, 2024, and deemed effective on October 11, 2024 at 12:01 a.m. Eastern Time. The Reverse Stock Split temporarily brought the Company into compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market, as required by Nasdaq Listing Rule 5550(a)(2).

As a result of the Reverse Stock Split, every twenty-five (25) shares of issued and outstanding Common Stock were combined into one (1) validly issued, fully paid and non-assessable share of Common Stock. The Reverse Stock Split uniformly affected all issued and outstanding shares of Common Stock and did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split results in fractional interests. No fractional shares will be or shall be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares of Common Stock will receive an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split and the inverse of the Reverse Stock Split ratio. Proportional adjustments have also been made to the Company’s outstanding warrants, stock options, and convertible securities, as well as to the reserves available pursuant to the terms of the Company’s 2023 Equity Incentive Plan to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof.

All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Common Stock Issuances

On January 2, 2025, a convertible note holder converted $1,588,693 of the October Convertible Note into 2,118,262 shares of unrestricted common stock valued at $0.75 per share.

On January 8, 2025, a convertible note holder converted $202,500 of the October Convertible Note into 270,000 shares of unrestricted common stock valued at $0.75 per share.

On January 23, 2025, the Company issued 1,526,058 shares of restricted common stock valued at $563,268 to certain investors of the promissory notes issued on January 23, 2025.

On February 6, 2025, a convertible note holder converted $85,113 of the October Convertible Note into 113,485 shares of unrestricted common stock valued at $0.75 per share.

On February 11, 2025, a convertible note holder converted $150,000 of the October Convertible Note into 200,000 shares of unrestricted common stock valued at $0.075 per share.

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of December 31, 2024. There were 10,000 shares of Series A Super Voting Preferred Stock (the “Series A”) issued and outstanding as of March 31, 2025.

The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, if any, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Series A Super Voting Preferred Stock

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

Series A Super Voting Preferred Stock Issuance

On March 21, 2025 the Company issued 10,000 shares of Series A Super Voting Preferred Stock to the Company’s CEO, Mr. Vincent Browne, which gave Mr. Browne controlling voting rights over all Company matters requiring a shareholder vote. The Company recorded employee stock compensation expense of $60,000 representing the fair value of the shares issued.

Warrants

As of March 31, 2024, warrants to purchase up to 497,400 shares of common stock were issued and outstanding. These warrants were related to financing activities. During the three months ended March 31, 2025, the Company issued 76,303 additional warrants exercisable at $0.4059 per share with a five-year term to Maxim as compensation for placement agent services related to the January 21, 2025 financing. As of March 31, 2025, warrants to purchase up to 3,143,328 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - January 1, 2024	493,800	$280.50	4.93
Issued during the quarter	3,600	0.25	0.03
Expired during the quarter	-	-	-
Outstanding – March 31, 2024	497,400	278.50	4.73
Exercisable – March 31, 2024	497,400	$278.50	4.73

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding – January 1, 2025	3,067,025	$46.07	4.85
Issued during the quarter	76,303	0.41	0.12
Expired during the quarter	-	-	-
Outstanding – March 31, 2025	3,143,328	44.96	4.61
Exercisable – March 31, 2025	3,143,328	$44.96	4.61

18. Segment and Geographic Information

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

The Company has two reportable segments that consist of PV operations by geographical region, United States Operations and European Operations. The Chief Operating Decision-Maker (CODM) is the CEO.

Historically, the European Segment had derived revenues from three sources, Country Renewable Programs, Green Certificates and Long-term Offtake Agreements. The United States Segment revenues are expected to be derived from Long-term Offtake Agreements. As of December 31, 2024, the Company had no revenue from discontinued operations as the operating parks in Poland, the Netherlands, and Romania were sold. Additionally, the Company had no revenue continuing operations as the Lightwave operating parks were sold back to the parent company, AEG, as a result of the deconsolidation of Alternus Energy Americas Inc. on November 5, 2024.

In evaluating financial performance, the CODM uses both gross profit and EBITDA to assess segment performance and decide how to allocate resources. However, after the sale of Solis and its Romanian subsidiaries and the deconsolidation of Alternus Energy Americas and its United States subsidiaries and AEG MH 01 and its Irish subsidiaries, the CODM now uses EBITDA, a non-GAAP measure, as the main measure of a segment’s performance because no revenues or gross profit remains after disposal of these entities. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. The Company uses EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented.

The following tables present information related to the Company’s reportable segments. The data has been presented to show the effect of discontinued operations from Poland, the Netherlands, and Romania for all periods.

	Three Months Ended March 31,
Revenue by Segment	2025	2024
	(in thousands)
Europe	$-	$-
Europe – Discontinued Operations	-	2,209
United States	-	93
Total for the period	$-	$2,302

	Three Months Ended March 31,
Operating Loss by Segment	2025	2024
	(in thousands)
Europe	$2,809	$(1,415)
Europe – Discontinued Operations	-	(1,493)
United States	(2,989)	(3,671)
Total for the period	$(180)	$(6,579)

Assets by Segment	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(in thousands)
Europe – Continuing Operations
Other Assets	$4,074	$3,959
Total for Europe – Continuing Operations	$4,074	$3,959

United States – Continuing Operations
Other Assets	$5,307	$3,769
Total for United States – Continuing Operations	$5,307	$3,769

Liabilities by Segment	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(in thousands)
Europe – Continuing Operations
Debt	$17,714	$19,807
Other Liabilities	1,196	1,200
Total for Europe – Continuing Operations	$18,910	$21,007

United States – Continuing Operations
Debt	$9,591	$9,598
Other Liabilities	12,240	11,007
Total for United States – Continuing Operations	$21,831	$20,605

	Three Months Ended March 31,
Revenue by Product Type	2025	2024
	(in thousands)
Country Renewable Programs (FIT)
Europe	$-	$29
US	-	93
Total for the period	$-	$122

Green Certificates (FIT)
Europe	$-	$1,575
US	-	-
Total for the period	$-	$1,575

Energy Offtake Agreements (PPA)
Europe	$-	$605
United States	-	-
Total for the period	$-	$605

	Three Months Ended March 31,
EBITDA by Segment	2025	2024
	(in thousands)
Europe	$(426)	$(205)
Europe – Discontinued Operations	-	312
US	(1,029)	(2,827)
Total for the period	$(1,455)	$(2,720)

Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
EBITDA Reconciliation to Net Loss	2025	2024
	(in thousands)
Europe
EBITDA	$(426)	$(205)
Depreciation, amortization, and accretion	-	(21)
Interest expense	(354)	(1,189)
Gain on sale of Spanish subsidiaries	3,589	-
Net Loss	$2,809	$(1,415)

Europe – Discontinued Operations
EBITDA	-	$312
Depreciation, amortization, and accretion	-	(677)
Interest expense	-	(3,278)
Gain on sale of discontinued operations, net asset	-	2,150
Net Loss	$-	$(1,493)

US
EBITDA	$(1,029)	$(2,827)
Depreciation, amortization, and accretion	(130)	(49)
Interest expense	(1,835)	(492)
Fair value movement of FPA Asset	-	(483)
Gain on extinguishment of debt	-	179
Fair value movement of convertible debt	(806)	-
Fair value movement of warrant	811	-
Net Loss	$(2,989)	$(3,672)
Consolidated Net Loss	$(180)	$(6,579)

19. Income Tax Provision

The Company’s provision for income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the three months ended March 31, 2025, and 0.0%, respectively for the same period in the prior year, as it maintains a full valuation allowance against its net deferred tax assets.

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

20. Related Party

Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument.

AEG:

Alternus Energy Group Plc (“AEG”) was a 72% shareholder as of March 31, 2024, a 48% shareholder as of December 31, 2024 and a 23% shareholder as of March 31, 2025.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of the Company’s restricted common stock.

During the period ended March 31, 2025, the Company and its subsidiaries and AEG and its subsidiaries had numerous financial transactions between each other which were approved by each company’s board of directors. These transactions are recorded as a net liability of $0.3 million on the Consolidated Balance Sheet.

Nordic ESG:

In January of 2024, the Company issued 310,600 shares of restricted common stock valued at $30.75 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a 10% shareholder. As of March 31, 2024 Nordic ESG was a 9.7% shareholder; As of December 31, 2024 Nordic ESG was a 6.5% shareholder, and as of March 31, 2025 Nordic ESG was a 3.1% shareholder.

Sponsor:

On March 19, 2024 we entered into a settlement agreement with the Clean Earth Acquisitions Sponsor LLC (“Sponsor”) and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the Sponsor’s SPAC entity extensions, in the amount of $1.4 million and issue 225,000 shares of restricted common stock valued at $0.47 per share to SCA. As of March 31, 2024 and 2025, Sponsor was an 11% and 1% shareholder, respectively.

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

On January 28, 2025, John McQuillan, a Class I director of the Company, resigned from the Company’s Board of Directors (the “Board”) effective immediately.

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

On March 21, 2025 the Company filed an Amended and Restated Certificate of Designation of its Series A Super Voting Preferred Stock, such that 10,000 shares are designated as Series A and all were issued to Mr. Vincent Browne. Each share of the Series A is entitled to have the right to vote in an amount equal to 10,000 votes per share, voting with the common stock on all matters as a single class. On April 24, 2025 the Company’s Board increased the total shares designated as Series A by 50,000 and issued those additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne.

On April 21, 2025 the Company issued a total of 61,000,000 shares of restricted common stock valued at $1,830,000, including 11,000,000 shares to Alternus Energy Group PLC, a related party, 3,000,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 15,000,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 5,000,000 shares to Ms. Durant, our CLO.

Consulting Agreements:

On May 15, 2021 VestCo Corp., a company owned and controlled by our Chairman and CEO, Vincent Browne, entered into a Professional Consulting Agreement with one of our US subsidiaries under which it pays VestCo a monthly fee of $16,000. This agreement has a five-year initial term and automatically extends for additional one-year terms unless otherwise unilaterally terminated. Effective January 1, 2025, the Compensation Committee and the Board of Directors ratified an amendment to this consulting services agreement, such that it was assigned to the Company and VestCo’s fees increased by $10,000 per month.

In July of 2023, John Thomas, one of our directors, entered into a Consulting Services Agreement with one of our US subsidiaries under which it pays Mr. Thomas a monthly fee of $11,000. This agreement has a five-year initial term and automatically extends for additional one-year terms unless otherwise unilaterally terminated. Effective January 1, 2025, the Compensation Committee and the Board of Directors ratified an amendment to this consulting services agreement, such that it was assigned to the Company and the fees increased by $8,090 per month.

	Three Months Ended March 31,
Director’s remuneration	2025	2024
	(in thousands)
Remuneration in respect of services as directors	$135	$362
Remuneration in respect to long-term incentive schemes	-	-
Total	$135	$362

21. Subsequent Events

Management has evaluated subsequent events that occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended March 31, 2025, except as disclosed below.

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

Also on April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $0.03 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.0001. The maturity date of the 2024 Notes shall be extended to December 31, 2025. Pursuant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to 34,000,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $0.03 per share (the “Exercise Price”). The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

Also on April 28, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Agreement”) with Southern Point Capital Corporation (“SPC”), pursuant to which the Company agreed to issue Common Stock to SPC in exchange for the settlement of an aggregate of $4,242,964 (the “Settlement Amount”) to resolve outstanding overdue liabilities with different vendors. On May 1, 2025, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act in accordance with a stipulation of settlement, pursuant to the Agreement between the Company and SPC. SPC commenced action against the Company to recover the Settlement Amount of past-due obligations and accounts payable of the Company (the “Claim”), which SPC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between SPC and each of such vendors. The Order provides for the full and final settlement of the Claim and the related action. The Agreement became effective and binding upon execution of the Order by the Court on April 30, 2025. Pursuant to the terms of the Agreement approved by the Order, the Company agreed to issue to SPC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Agreement, SPC may deliver requests to the Company for additional shares of Common Stock to be issued to SPC until the Settlement Amount is paid in full, provided that any excess shares issued to SPC will be cancelled.

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

Subsequent to March 31, 2025, the Company and LiiON LLC mutually agreed to rescind the Asset Purchase Agreement (see Footnote 5). The primary driver that led the Parties to discuss alternative plans was the February 2025 Nasdaq notice that the Company’s equity had been delisted. Prior to receiving the notice, the Company expected Nasdaq to provide an extension of time to correct the matters that resulted in delisting.  Although the acquisition Agreement permitted the Company to issue restricted common stock (i.e., active listing was not necessary to fulfill the requirements), questions around the timing of the Company’s ability to raise additional equity funding to support its integration plan, caused by the delisting, led the Parties to discussions regarding the path forward which, ultimately, culminated with the Parties’ mutual decision to rescind the Agreement. The agreement to rescind the transaction was finalized on April 29, 2025, resulting in the unwinding of all consideration transferred and legal ownership.

The Company has evaluated the rescission in accordance with ASC 855, Subsequent Events, and determined it to be a non-recognized subsequent event, as the rescission did not change the condition of “control” that existed as of the acquisition date or the reporting period end. As such, no adjustments have been made to the financial statements for the period ended March 31, 2025.

On May 1, 2025 the Company issued 1,000,000 shares of restricted common stock to Assure Power, LLC for services pursuant to a consulting agreement, valued at $43,000.

On May 7, 2025, the Company entered into a Share Purchase Agreement with its subsidiary, Alternus Europe Limited (the “Seller”), OBN Real Estate Limited (the “Majority Buyer”) and BVP Green Bond 2018 Limited (the “Minority Buyer”) (together the “Buyers”) for the sale of the entire issued share capital of AEG MH 02 Limited (“MH02”), including all of MH02’s subsidiaries: AED Italia-01 S.r.l; AED Italia-02 S.r.l; AED Italia-03 S.r.l; AED Italia-04 S.r.l; AED Italia-05 S.r.l; AED Italia-06 S.r.l; AED Italia-07 S.r.l; AED Italia-08 S.r.l; PC-Italia-01 S.r.l; PC-Italia-03 S.r.l; PC-Italia-04 S.r.l; Risorse Solari I S.r.l; and Risorse Solari III S.r.l (the “Transaction”), for a total consideration of (i) the assumption of approximately $19,000,000 in total debt ($17,000,000 owed to the Majority Buyer and the remaining $2,000,000 owed to the Minority Buyer), (ii) the forbearance by the Majority Buyer on the right to claim up to $17,000,000 against the Company’s parent guarantee until MH02’s solar projects reach ready to build status, and (iii) the right of the Company to purchase MH02’s solar photovoltaic projects at fair market value, subject to a minimum price of €150,000 ($169,605) per megawatt, as each project reaches ready to build status. The Majority Buyer acquired 75.5% of MH02 and the Minority Buyer acquired the remaining 24.5% of MH02’s share capital.

As part of the Transaction and debt forbearance, the Company issued 10,660,000 shares of restricted common stock to the Minority Buyer. (See unregistered sale of securities above).

As a result of the Transaction, the Company has removed approximately $22.6 million in debt and costs related to MH 02’s activities, which will improve shareholders’ equity by approximately $14.4 million.

On May 20, 2025 the Company issued 8 million shares of restricted common stock to a related party, Alternus Energy Group PLC, for services rendered, valued at $224,000.

On May 29, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), dated as of May 29, 2025, with an institutional investor pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2025 Note”) with a maturity date in August 2025, in the principal sum of $312,500. Pursuant to the terms of the 2025 Note, the Company agreed to pay to the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2025 Note), the 20% Original Issue Discount shall increase by 5% per month until the Note is fully repaid. The Purchase Agreement contains customary representations and warranties by the Company and closed on the same date thereof. The Purchase Agreement resulted in net proceeds of $250,000 to the Company, which the Company intends to use for working capital purposes.

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

On June 6, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a promissory note in the aggregate total principal amount of $240,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Note”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note, the Company received gross proceeds of $200,000, before fees and other expenses associated with the transaction.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2025. In addition to historically consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.

Overview

We are a renewable energy company committed to advancing sustainable solutions. With a focus on utility-scale projects, such as utility solar parks, microgrids and battery storage, we aim to deliver comprehensive, clean energy across Europe and America. Through strategic investments, we are building a portfolio poised to lead the transition to a sustainable energy future.

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

The Company plans to use annual recurring revenues (“ARR”) as a key metric in its financial management information and believes this method better reflects the long-term stability of operations in the future. Annual recurring revenues are defined as the estimated future revenue generated by operating solar parks based on the remaining term by the price received per mega-watt hour (MWh) of energy produced multiplied by the estimated production from each solar park over a full year of operation. It should be noted that the actual revenues reported by the Company in a particular year may be lower than the annual recurring revenues because not all parks may be revenue generating for the full year in their first year of operation. The Company must also account for the timing of acquisitions that take place throughout the financial year.

Impacts of the Ukraine/Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus, Poland, Romania) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. Althought we no longer have physical facilities in Romania, the Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors.

Known trends or Uncertainties

The Company has a working capital deficiency and negative equity, and management has determined there is doubt about the Company’s ability to continue as a going concern, if planned financing and/or equity raises do not occur and/or if the terms of financings or equity raises are not acceptable to the Company. Refer to Footnote 2 of the accompanying financial statements.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary corporate and project level financing to execute our transatlantic business plan and we have sold or otherwise discontinued operations in order to eliminate significant amounts of debt and other obligations.

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

● Proven International Expansion and Partner Network:

The Company’s historical ability to enter new geographies and establish strong local partnerships is expected to enable consistent expansion across Europe and North America once the Company has completed plans to improve and stabilize its balance sheet. These local relationships and Alternus’ development track record provide a competitive edge in securing grid access, permits, and financing in highly competitive markets.

● Flexible and Technology Agnostic Strategy:

Alternus is not tied to specific technologies or suppliers, allowing it to source best-in-class components and services globally. This flexibility supports cost optimization and future proofing as new solutions and innovations emerge in the renewable energy space.

Vision and Strategy

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

Interest Rates on Company Debt

Interest rates on the Company’s senior debt are mostly variable for the full term of finance at interest rates ranging from 6% to 30%.

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2024 and during the three months ended March 31, 2025, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for the United States and Romania reflect the actual production from those parks during the three months ended March 31, 2025 and 2024. The table below outlines the Company’s operating renewable energy facilities as of March 31, 2025 and 2024:

	Three Months Ended March 31,
MW (DC) Nameplate capacity by country – continuing operations	2025	2024
United States	-	3.8
Total	-	3.8
Discontinued Operations:
Romania	-	40.1
Total	-	40.1
Total for the period	-	43.9

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Poland, the Netherlands and Romania reflect the actual volume of electricity sold during the three months ended March 31, 2024 before the operating parks were sold on January 19, 2024, February 21, 2024, October 3, 2024 and November 5, 2024, respectively. The Company’s MWh sold for renewable energy facilities for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
MWh (DC) Sold by country	2025	2024
United States	-	842
Total	-	842

Discontinued Operations:
Romania	-	9,064
Netherlands	-	466
Poland	-	500
Total	-	10,872
Total for the period	-	10,872

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Revenues	$-	$93

Operating Expenses
Cost of revenues	-	(15)
Selling, general, and administrative	(1,490)	(3,107)
Depreciation, amortization, and accretion	(130)	(70)
Development costs	-	(7)
Gain on sale of continuing operations	3,589	-
Total operating expenses	1,969	(3,199)

Income/(loss) from operations	1,969	(3,106)

Other income/(expense):
Interest expense	(2,190)	(1,681)
Fair value movement of FPA asset	-	(483)
Fair value movement of convertible debts	806	-
Fair value movement of warrants	(811)	-
Gain on extinguishment of debt	-	179
Other expense	-	(5)
Other income	46	9
Total other expenses	(2,149)	(1,981)
Loss before provision for income taxes	(180)	(5,087)
Loss from continuing operations	(180)	(5,087)

Discontinued operations:
Loss from operations of discontinued business components	-	(3,642)
Gain on sale of discontinued operations, net assets	-	2,150
Income tax	-	-
Income/(loss) from discontinued operations	-	(1,492)
Net income/(loss)	$(180)	$(6,579)

Basic & diluted earnings/(loss) per share of common stock:
Continuing operations	$(0.02)	$(1.93)
Discontinued operations	-	(0.57)
Total earnings/(loss) per share of common stock, basic & diluted	$(0.02)	$(2.50)
Weighted-average common stock outstanding, basic & diluted	8,404,044	2,636,925

Comprehensive income/(loss)
Net income/(loss)	$(180)	$(6,579)
Foreign currency translation adjustment	(589)	(1,232)
Comprehensive income/(loss)	$(769)	$(7,811)

Three Months Ended March 31, 2025 compared to March 31, 2024.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
Revenue by Country	2025	2024	Change ($)	Change (%)
	(in thousands)
United States	-	93	(93)	(100)%
Total for continuing operations	$-	$93	$(93)	(100)%

Discontinued Operations:
Netherlands	$-	$16	$(16)	(100)%
Poland	-	106	(106)	(100)%
Romania	-	2,087	(2,087)	(100)%
Total for discontinued operations	$-	$2,209	$(2,209)	(100)%
Total for the period	$-	$2,302	$(2,302)	(100)%

Revenue for continuing operations decreased by $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024 as there was only one country producing revenue in 2024 (Lightwave parks) compared to no operating parks owned by the Company in 2025.

Revenue for discontinued operations decreased by $2.2 million for the three months ended March 31, 2025 compared to the same period in 2024 as all operating parks in Poland, the Netherlands, and Romania were sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively. Refer to Footnote 14 for additional sale information.

	Three Months Ended March 31,
Revenue by Offtake Type	2025	2024	Change ($)	Change (%)
	(in thousands)
Energy Offtake Agreements (PPA)	$-	$93	$(93)	(100)%
Total for continuing operations	$-	$93	$(93)	(100)%

Discontinued Operations:
Country Renewable Programs (FIT)	$-	$199	$(153)	(100)%
Green Certificates	-	1,569	(1,569)	(100)%
Energy Offtake Agreements (PPA)	-	384	(384)	(100)%
Other Revenue	-	57	(57)	100%
Total for discontinued operations	$-	$2,209	$(2,209)	(100)%
Total for the period	$-	$2,302	$(2,302)	(100)%

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

Cost of revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
Cost of Revenues by Country	2025	2024	Change ($)	Change (%)
	(in thousands)
United States	-	15	(15)	(100)%
Total for continuing operations	$-	$15	$(15)	(100)%

Discontinued Operations:
Netherlands	$-	$115	$(115)	(100)%
Poland	-	101	(101)	(100)%
Romania	-	819	(819)	(100)%
Total for discontinued operations	$-	$1,035	$(1,035)	(100)%
Total for the period	$-	$1,050	$(1,050)	(100)%

Cost of revenues for continuing operations decreased by $15 thousand for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was due to the operating parks in the United States being sold in November of 2024.

Cost of revenues for discontinued operations decreased by $1.0 million for the three months ended March 31, 2025 compared to the same period in 2024 due to all operating parks in Poland, the Netherlands, and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$1,490	$3,107	$(1,680)	(54)%
Total for continuing operations	$1,490	$3,107	$(1,680)	(54)%

Discontinued Operations:
Selling, general and administrative	$-	$640	$(640)	$(100)%
Total for discontinued operations	$-	$640	$(640)	$(100)%
Total for the period	$1,490	$3,747	$(2,320)	(62)%

Selling, general and administrative expenses for continuing operations decreased by $1.7 million for the three months ended March 31, 2025 compared to the same period in 2024. The majority of this decrease was from a decrease in compensation costs, consulting expenses, accounting and legal costs associated with audit preparation and Nasdaq listing costs.

Cost of revenues for discontinued operations decreased by $0.6 million for the three months ended March 31, 2025 compared to the same period in 2024 due to Solis being sold on October 3, 2024.

Acquisition Costs:

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

Development Cost

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if there is material change in budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Footnote 13 to the accompanying financial statements for more detail of development cost.

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Development Cost	$-	$7	$(7)	(100)%
Total for continuing operations	$-	$7	$(7)	(100)%
Total for the period	$-	$7	$(7)	(100)%

Development cost decreased by $7 thousand for the three months ended March 31, 2025 compared to the same period in 2024 due to no projects being written off in 2025.

There were no development costs for discontinued operations for the three months ended March 31, 2025 and 2024.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$130	$70	$60	85%
Total for continuing operations	$130	$70	$60	85%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$678	$(678)	(100)%
Total for discontinued operations	$-	$678	$(678)	(100)%
Total for the period	$130	$748	$(618)	(83)%

Depreciation and Amortization expense for continuing operations increased by $60 thousand for the three months ended March 31, 2025 compared to the same period in 2024. This was primarily driven by the amortization for the intangible assets acquired in the Liion transaction December 2024, and the sale of the assets that related to the 2024 charge.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $0.7 million for the three months ended March 31, 2025 compared to the same period in 2024 due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Gain on Disposal of Assets

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Gain on sale of continuing operations	$3,589	$-	$3,589	100%
Total for continuing operations	3,589	-	3,589	100%

Discontinued Operations:
Gain on disposal of asset	$-	$3,374	$(3,774)	(100)%
Costs related to disposal of asset	-	(1,224)	1,224	100%
Total for discontinued operations	$-	$2,150	$(2,150)	(100)%
Total for the period	$3,589	$2,150	$1,439	67%

On March 25, 2025, the Company sold its subsidiaries in Spain for a $3.5 million gain. There were no costs incurred to complete the transaction.

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

Interest Expense, Other Income, and Other Expense

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Interest expense	$(2,190)	$(1,681)	$(509)	30%
Fair value movement on FPA asset	-	(483)	483	100%
Gain on extinguishment of debt	-	179	(179)	(100)%
Fair value movement on convertible note	806	-	806	(100)%
Fair value movement on warrant	(811)	-	(811)	100%
Other expense	-	(5)	(5)	(100)%
Other income	46	9	37	(411)%
Total for continuing operations	$(2,149)	$(1,981)	$(168)	(8)%

Discontinued Operations:
Interest income/(expense)	$-	$(3,278)	$3,278	(100)%
Other expense	-	(221)	221	(100)%
Total for discontinued operations	$-	$(3,499)	$3,499	(100)%
Total for the period	$(2,149)	$(5,480)	$(3,331)	(61)%

Total interest expense, other income, and other expense for continuing operations decreased by approximately $0.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The primary drivers was a net increase of $0.5 million in interest expense, as shown below, offset by a gain on extinguishment of debt of $0.2 million and a loss on movement if fair value of the FPA asset in the same period of 2024.

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Interest charged on debt	$790	$1,149	$(360)	(31)%
Amortization of debt discount	1,400	532	868	163%
Total interest expense for continuing operations	$2,190	$1,681	$509	33%

Total other expenses for discontinued operations decreased by $3.3 million for the three months ended March 31, 2025 compared to the same period in 2024 due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Net Loss

Net loss for continuing operations decreased by $4.9 million, -for the three months ended March 31, 2025 compared to the same period in 2024. This is primarily due to a decrease in SG&A expenses of $1.7 million and a gain of $3.5 million from the sale of the Spanish subsidiaries.

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Revenues	$-	$93	$93	(100)%
Cost of revenues	-	(15)	(15)	(100)%
Selling, general, and administrative	(1,490)	(3,107)	(1,707)	(55)%
Depreciation, amortization, and accretion	(130)	(70)	60	85%
Development costs	-	(7)	(7)	(100)%
Gain on sale of continuing operations	3,589	-	3,588	100%
Other expenses	(2,149)	(1,981)	(158)	(8)%
Loss from continuing operations	$(180)	$(5,087)	$4,907	(96)%

Net loss for discontinued operations decreased by $1.4 million for the three months ended March 31, 2025 compared to the same period in 2024. This is primarily due to a decrease in cost of revenues of $1.0 million, SG&A expenses of $0.6 million, depreciation of $0.7 million, interest expense of $3.3 million, and other expenses of $0.2 million. This was offset by a decrease in revenues of $2.2 million and decrease in the gain of disposal of assets of $2.2 million for the net sale of the Poland, Netherlands, and Romanian operating parks in January, February, and October 2024, respectively.

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Convertible debt, secured	$605	$2,626
Senior Secured debt and promissory notes	9,775	27,718
Total debt	10,380	30,344
Less current maturities	(10,380)	(28,715)
Long term debt, net of current maturities	$-	$1,629

Current Maturities	$10,380	$28,715
Less current debt discount	(633)	(1,239)
Less net loss on issuance of convertible note & warrant	-	520
Less movement in fair value	(154)	(632)
Current Maturities net of debt discount	$9.593	$27,364

Long-term maturities	$-	$1,629
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$-	$1,629

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$81	$161

Liquidity Position

Our consolidated financial statements for the three months ended March 31, 2025 and for the year ended December 31, 2024 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

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

Financing Activities

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the year period ended December 31, 2024, $5.9 million of accrued interest was added to the existing loan balance. On May 7, 2025, AEG MH02 was sold, and the note was assumed by the Buyer. See Footnote 16 for more information. The Company had principal outstanding of $16.6 million and $16.0 million as of March 31, 2025 and December 31, 2024, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ‘Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. On March 25, 2025, Alt Spain Holdco was sold, and the note was assumed by the Buyer. See Footnote 15 for more information. This note had a principal outstanding balance of $0.0 million and $2.7 million as of March 31, 2025 and December 31, 2024, respectively.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note with a 10% interest maturing in March 2025 as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 52,800 shares of restricted common stock.

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 9,000 shares to SCAF on March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $11.75 on the date of issuance.

On April 19, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount and a warrant to purchase up to 96,444 shares of the Company’s common stock, at an exercise price of $5.76 per share. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matures on April 20, 2025, bears interest at 7% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. Refer to Footnote 4 for details on the conversions completed during the year ended December 31, 2024. This note had a principal outstanding balance of $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Convertible Note matures on October 1, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at a rate of seven percent (7%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $0.75. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). This note had a principal outstanding balance of $0.2 and $2.2 as of March 31, 2025 and December 31, 2024, respectively.

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

On December 11, 2024, the Company entered into an agreement with LiiON LLC as part of the business acquisition for a $2,000,000 note with a maturity date of December 31, 2027. Subsequent to December 31, 2024, on April 28, 2025, the Company and LiiON LLC mutually agreed to rescind the Asset Purchase Agreement. See Footnote 5 for further information on.

On December 30, 2024, the Company assumed a $1,041,720 (€1,000,000) promissory note from AEG with a 10% interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,025,000 million from AEG maturing June 30, 2025. This note had a principal outstanding balance of $1 million as of March 31, 2025 and December 31, 2024, respectively.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This note had a principal outstanding balance of $0.5 million as of March 31, 2025 and December 31, 2024, respectively.

Cash Flow Discussion

The Company uses traditional measures of cash flows, including net cash flows from operating activities, investing activities and financing activities to evaluate its periodic cash flow results.

For the Three Months Ended March 31, 2025 compared to March 31, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2025	2024	Change ($)
	(in thousands)
Net cash provided by/(used in) operating activities	552	(2,036)	1,581
Net cash provided by/(used in) operating activities – Discontinued Operations	-	(2,735)	2,735

Net cash provided by/(used in) investing activities	-	(2,879)	2,879
Net cash provided by/(used in) investing activities – Discontinued Operations	-	-	-

Net cash provided by/(used in) financing activities	471	(935)	1,427
Net cash provided by/(used in) financing activities – Discontinued Operations	-	(13,162)	13,162

Effect of exchange rate on cash	1	(595)	512

Net Cash Provided by Operating Activities

Net cash provided in continuing operating activities for the three months ended March 31, 2025 compared to 2024 increased by $1.6 million. The net loss decreased by $4.9 million in 2025, which was mainly due to a decrease in selling, general, and administrative expenses, other expenses as described above, and in increase in interest expense and amortization expense. The offsetting increase was a result of the normal fluctuations of receivables and payables over the normal course of business operations. All expenses contributing to the decrease in the net loss are non-cash items recognized on the Consolidated Statement of Operation and Comprehensive Loss.

Net cash used in discontinued operating activities for the three months ended March 31, 2025 compared to 2024 decreased by $2.7 million due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Net Cash Used in Investing Activities

Net cash used in continuing investing activities for the three months ended March 31, 2025 compared to 2024 decreased by $2.9 as the Company did not pursue any additional developments in 2025.

There was no net cash used in or provided by discontinued investing activities for the three months ended March 31, 2025 and 2024 respectively.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the three months ended March 31, 2025 compared to 2024 increased by $1.4 million mainly driven by approximately $0.5 million of new debt and $0.9 million of intercompany transaction activity in 2024.

Net cash used in discontinued financing activities for the three months ended March 31, 2025 compared to 2024 decreased by $13.2 million due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Critical Accounting Estimates

In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2024 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

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

Our management, with the participation and supervision of Mr. Browne, our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. In connection with such litigation, the Company may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time-consuming and could divert or distract Company management and key personnel from its business operations. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this registration statement, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, results of operations, financial position, or cash flows.

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company has accrued a liability for this loss contingency in the amount of approximately $5.7 million, which represents the amount allegedly owed.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”) , claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. The Company has accrued a liability for this loss contingency in the amount of approximately $1.5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. On June 17, 2025 SCAF filed a motion for summary judgment. The parties are currently in further settlement discussions.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2025 to the risk factors that were included in Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 2, 2025, a convertible promissory note holder converted $1,588,693 of the October Convertible Note into 2,118,262 shares of unrestricted common stock valued at $0.75 per share.

On January 8, 2025, a convertible promissory note holder converted $202,500 of the October Convertible Note into 270,000 shares of unrestricted common stock valued at $0.75 per share.

On January 23, 2025, the Company issued an aggregate of 1,526,058 shares of common stock to six accredited investors as part of a debt financing, valued at $563,268.

On February 6, 2025, 3i converted $85,113 of the October Convertible Note into 113,485 shares of unrestricted common stock valued at $0.75 per share.

On February 11, 2025, 3i converted $150,000 of the October Convertible Note into 200,000 shares of unrestricted common stock valued at $0.075 per share.

On February 18, 2025, the Company issued 1 share of Series A Super Voting Preferred Stock to Mr. Vincent Browne valued at $6.00 per share.

On March 21, 2025, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to Mr. Browne valued at $6.00 per share.

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

On April 24, 2025 the Company issued an additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne.

On April 28, 2025 the Company issued a warrant to purchase up to 34,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share to an accredited investor. The warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 9, 2024
3.2	Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.3	Amended And Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 27, 2025)
4.1	Form of Warrant Certificate that was issued by the Registrant to Clean Earth Acquisitions Sponsor LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276630), filed with the Securities and Exchange Commission on January 19, 2024)
4.2	Form of Note issued by the Registrant dated January 21, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
4.3	Form of Placement Agent Warrant issued by the Registrant on January 21, 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
4.4	Form of Note. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
4.5	Form of Private Placement Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
4.6*	Form of Note issued by the Registrant to the Investor dated June 6, 2025
10.1	Form of Securities Purchase Agreement dated January 21, 2025 by and between the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.2	Form of Registration Rights Agremeent dated January 21, 2025 by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.3	Form of Lock-Up Agreement by and among the Company and the Purchasers dated January 21, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.4	Form of Placement Agency Agreement by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.5	Form of Note Purchase Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.6	Letter Agreement by and between the Company and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.7	Rescission and Release Agreement dated May 1, 2025 by and between the Company and LiiON, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.8	Consulting Agreement dated May 1, 2025 by and between the Company and Assure Power LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.9	Settlement Agreement and Stipulation dated April 28, 2025 by and between the Company and Southern Point Capital Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.10*	Note Purchase Agreement by and among the Registrant and Investor dated June 6, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2025	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 27, 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	June 30, 2025
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	June 30, 2025
Aaron T. Ratner

/s/ Nicholas Parker	Director	June 30, 2025
Nicholas Parker

/s/ Tone Bjornov	Director	June 30, 2025
Tone Bjornov

/s/ Rolf Wikborg	Director	June 30, 2025
Rolf Wikborg

/s/ John Thomas	Director	June 30, 2025
John Thomas