Form 10-Q
period 2025-06-30
Alternus Clean Energy, Inc.
filed 2025-11-03
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of November 3, 2025, the registrant had a total of 690,242 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$10	$161
Prepaid expenses and other current assets	-	131
Taxes recoverable	6	347
Due from related party	1,110	-
Total Current Assets	1,126	639

Capitalized development costs	3,162	4,775
Intangible assets	-	1,554
Goodwill	-	241
Long-term prepaid expenses	518	518
Total Assets	$4,806	$7,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,626	$9,799
Accrued liabilities	2,790	2,371
Taxes payable	-	14
Operating lease liability	-	28
Short term convertible and non-convertible promissory notes, net of debt issuance costs	9,105	24,851
Convertible notes measured at fair value	1,601	1,702
Derivative liability - warrants	591	811
Other payables	5,229	-
Total Current Liabilities	25,942	39,576

Long term convertible and non-convertible promissory notes, net of debt issuance costs	-	1,629
Operating lease liability, net of current portion	-	407
Total Liabilities	25,942	41,612

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized as of June 30, 2025 and December 31, 2024. 60,000 issued and outstanding as of June 30, 2025 and 0 as at December 31, 2024.	60	-
Common stock, $0.0001 par value, 600,000,000 authorized as of June 30, 2025 and 300,000,000 authorized as of December 31, 2024; 628,092 issued and outstanding as of June 30, 2025 and 25,189 issued and outstanding as of December 31, 2024.	-	-
Additional paid in capital	43,367	35,927
Foreign currency translation reserve	(2,485)	(2,679)
Accumulated deficit	(62,078)	(67,133)
Total Shareholders’ Deficit	(21,136)	(33,885)
Total Liabilities and Shareholder’ Deficit	$4,806	$7,727

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Revenues	$-	$94	$-	$187

Operating Expenses
Cost of revenues	-	(159)	-	(174)
Selling, general and administrative	(3,689)	(2,781)	(5,179)	(5,888)
Depreciation, amortization, and accretion	-	(50)	(130)	(120)
Development costs	-	-	-	(7)
Gain on sale of subsidiaries	11,924	-	15,513	-
Total operating income/ (expenses)	8,235	(2,990)	10,204	(6,189)

Income/(loss) from operations	8,235	(2,896)	10,204	(6,002)

Other income/(expense):
Interest expense	(1,250)	(809)	(3,440)	(2,264)
Fair value movement of FPA Asset	-	-	-	(483)
Fair value movement of convertible debt	(882)	(182)	(887)	(182)
Debt restructuring costs	(753)	-	(753)	-
Fair value movement of warrants	162	-	162	5
Gain on extinguishment of debt	-	-	-	179
Other expense	(232)	-	(232)	(231)
Other income	(46)	3	-	7
Loss on issuance of debt	-	(948)	-	(948)
Total other expenses	(3,001)	(1,936)	(5,150)	(3,917)
Income / (Loss) before provision for income taxes	5,234	(4,832)	5,054	(9,919)
Income / (Loss) from continuing operations	5,234	(4,832)	5,054	(9,919)

Discontinued operations:
Loss from operations of discontinued business component	-	(2,020)	-	(5,662)
Gain on sale of discontinued operations, net assets	-	15	-	2,165
Income/(loss) from discontinued operations	-	(2,005)	-	(3,497)
Net income /(loss)	$5,234	$(6,837)	$5,054	$(13,416)

Comprehensive income / (loss):
Net income / (loss)	$5,234	$(6,837)	$5,054	$(13,416)
Foreign currency translation adjustment	731	512	195	(720)
Comprehensive income/(loss)	$5,965	$(6,325)	$5,249	$(14,136)

Basic & diluted earnings/(loss) per share of common stock:
Continuing operations, basic	10.95	(365.31)	19.16	(749.91)
Continuing operations, diluted	7.12	(365.31)	19.10	(749.91)
Discontinued operations, basic	-	(151.58)	-	(264.39)
Discontinued operations, diluted	-	(151.58)	-	(264.39)
Total earnings/(loss) per share of common stock, basic	10.95	(516.90)	19.16	(1,014.29)
Total earnings/(loss) per share of common stock, diluted	7.12	(516.90)	19.10	(1,014.29)
Weighted-average common stock outstanding, basic	477,867	13,227	263,732	13,227
Weighted-average common stock outstanding, diluted	944,154	13,227	264,558	13,227

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at March 31, 2024	-	$-	16,279	$-	$28,052	$(4,156)	$(94,790)	$(70,894)
Stock Compensation for Third Party Services	-	-	86	-	151	-	-	151
Foreign currency translation adjustment	-	-	-	-	-	512	-	512
Net Loss	-	-	-	-	-	-	(6,837)	(6,837)
Balance at June 30, 2024	-	$-	16,365	$-	$28,203	$(3,644)	$(101,627)	$(77,068)

	Preferred Stock		Common Stock			Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount		Capital	Reserve	Deficit	Equity
Balance at March 31, 2025	10,000	$60	50,741		$-	$39,108	$(3,215)	$(67,313)	$(31,360)
Stock compensation	-	-	262,500		-	2,100	-	-	2,100
Shares issued related party	-	-	201,600		-	1,417	-	-	1,417
Shares Issued to third party for services	-	-	33,750		-	271	-	-	271
Shares Issued under 3a(10) debt settlement	-		20,000		-	172	-	-	172
Shares issued for Debt Issuance Costs	-		31,250		-	250	-	-	250
Shares Returned on Recission of Liion Acquisition	-		(1,250)		-	(10)	-	-	(10)
Shares issued in conversion of debt	-		29,500		-	58	-	-	58
Issuance of Preferred equity shares to Officer	50,000	-	-		-	-	-	-	-
Foreign currency translation adjustment	-	-	-		-	-	731	-	731
Net Loss in period	-	-	-		-	-	-	5,234	5,234
Balance at June 30, 2025	60,000	$60	628,092	$		$43,367	$(2,484)	$(62,078)	$(21,136)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2024	-	$-	14,381	$-	$27,881	$(2,924)	$(88,211)	$(63,254)
Settlement of related party debt for shares	-	-	1,598	-	9,658	-	-	9,658
Shares issued for Conversion of Debt	-	-	264	-	1,029	-	-	1,029
Merger Costs – Settlement of Related Party Debt and stock	-	-	-	-	(10,633)	-	-	(10,633)
Stock Compensation for Third Party Services	-	-	122	-	268	-	-	268
Foreign currency translation adjustment	-	-	-	-	-	(720)	-	(720)
Net Loss	-	-	-	-	-	-	(13,416)	(13,416)
Balance at June 30, 2024	-	$-	16,365	$-	$28,203	$(3,644)	$(101,627)	$(77,068)

	Preferred Stock		Common Stock		Additional Paid-In	Foreign Currency Translation	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Equity
Balance at January 1, 2025	-	$-	25,189	$-	$35,927	$(2,679)	$(67,133)	$(33,885)
Shares issued for Conversion of Debt	-	-	44,184	-	2,261	-	-	2,261
Settlement of Payables for Shares	-	-	3,239	-	415	-	-	415
Shares issued for Debt Issuance Costs	-	-	38,880	-	813	-	-	813
Stock compensation	-	-	262,500	-	2,100	-	-	2,100
Shares issued related party	-	-	201,600	-	1,417	-	-	1,417
Shares Issued to third party for services	-	-	33,750	-	271	-	-	271
Shares Issued under 3a(10) debt settlement	-	-	20,000	-	172	-	-	172
Shares Returned on Recission of Liion Acquisition	-	-	(1,250)	-	(10)	-	-	(10)
Issuance of Preferred equity shares to Officer	60,000	60	-	-	-	-	-	60
Foreign currency translation adjustment	-	-	-	-	-	195	-	195
Net Loss	-	-	-	-	-	-	5,504	5,054
Balance at June 30, 2025	60,000	$60	628,092	$-	$43,367	$(2,484)	$(62,078)	$(21,136)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income/(loss)	$5,054	$(13,416)
Income/(loss) from discontinued operations, net of tax	-	3,497
Loss from continuing operations	$5,054	$(9,919)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operations:
Depreciation, amortization and accretion	130	120
Amortization of debt discount	1,837	1,395
Stock compensation costs	1,934	-
Credit loss expense	-	4
Share-based compensation to third parties	443	268
Gain (loss) on foreign currency exchange rates	(495)	668
Fair value movement of FPA asset	-	483
Fair value movement of convertible debt	887	177
Debt restructuring costs	753	-
Fair value movement in warrant liability	(162)	5
Loss on issuance of debt	-	948
Gain on extinguishment of debt	-	(179)
(Gain)/loss on sale of subsidiaries	(15,513)	-
Non-cash operating lease assets	-	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and other short-term receivables	-	(252)
Prepaid expenses and other assets	100	537
Accounts payable	1,152	2,317
Accrued liabilities	1,828	427
Operating lease liabilities	-	(9)
Payable to related party	204	590
Net Cash provided by/(used in) Operating Activities	$(1,848)	$(2,420)
Net Cash provided by/(used in) Operating Activities - Discontinued Operations	-	(6,131)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(1,504)
Sales of property and equipment	-	-
Capitalized Cost	-	(103)
Construction in Process	-	(3,253)
Net Cash provided by/(used in) Investing Activities	$-	$(4,860)
Net Cash provided by/(used in) Investing Activities - Discontinued Operations	-	66,908

Cash Flows from Financing Activities:
Proceeds from debt	1,716	2,684
Payments of debt principal	(21)	-
Proceeds from issuance of share capital	-	570
Contributions from parent	-	950
Net Cash provided by/(used in) Financing Activities	$1,695	$4,204
Net Cash provided by/(used in) Financing Activities - Discontinued Operations	-	(80,495)

Effect of exchange rate on cash	1	(676)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(151)	$(23,470)
Cash, cash equivalents, and restricted cash beginning of the year	161	24,563
Cash, cash equivalents, and restricted cash end of the period	$10	$1,093

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of $568 and $2,372 respectively)	$-	$4,397
Taxes	-	524
Non-cash investing and financing activities:
Shares issued for settlement of debt	415	9,836
Shares issued for conversion of debt	2,261	1,029
Shares issued for debt issuance costs	814	-
Shares issued for stock compensation to third parties	230	268

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Formation

Alternus Clean Energy, Inc. (the “Company”) was incorporated in Delaware on May 14, 2021 and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”) and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued and transferred 11,500 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

Clean Earth’s (SPAC) only pre-combination assets were cash and investments and the SPAC did not meet the definition of a business in accordance with U.S. GAAP. Therefore, the substance of the transaction was a recapitalization of the target (AEG) rather than a business combination or an asset acquisition. In such a situation, the transaction is accounted for as though the target issued its equity for the net assets of the SPAC and, since a business combination has not occurred, no goodwill or intangible assets would be recorded. As such, AEG was considered the accounting acquirer and these consolidated financial statements represent a continuation of the consolidated financial statements of the AEG Acquired Subsidiaries. Assets and liabilities of AEG are presented at their historical carrying values.

Alternus Clean Energy Inc. is a holding company that operates through the following 8 subsidiaries as of June 30, 2025:

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended June 30, 2025, the Company had net income from continuing operations of approximately $5.1 million and net loss from continuing operations of approximately $(9.9) million for the six months ended June 30, 2025 and 2024, respectively. The Company had total shareholders’ equity/(deficit) of $(21.1) million as of June 30, 2025 and $(33.9) million as of December 31, 2024. The Company had $0 million of unrestricted cash on hand as of June 30, 2025.

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

Net Income / (Loss) Per Share

Net income / (loss) per share is computed pursuant to ASC 260, Earnings per Share. Basic net income / (loss) per share attributable to common shareholders is computed by dividing net income / (loss) attributable to common shareholders by the weighted average number of common stock outstanding for the period. Diluted net income / (loss) per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted average number of common stock outstanding for the period plus the number of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method or if-converted method, as applicable. Potentially dilutive shares related to warrants and convertible notes were excluded from the calculation of diluted net income / (loss) per share due to their anti-dilutive effect due to losses in 2024 and 2025. The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	15,717	8,313	15,717	8,313
Convertible Notes	-	-	107,519	-
Total	15,717	8,313	123,236	8,313

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

Recently Issued Not Yet Effective Accounting Standards

In March 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, on an annual and interim basis, specified expense captions (such as cost of sales, SG&A, and R&D) disaggregated by their natural components (e.g., compensation, depreciation, amortization, and inventory/overhead costs). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures. Because the ASU expands footnote requirements without affecting recognition or measurement, management does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2025, the FASB issued ASU 2025-01 to clarify the effective dates of ASU 2024-03. The clarification confirms that the annual disclosures are required for fiscal years beginning after December 15, 2026, and the interim disclosures are required for interim periods within fiscal years beginning after December 15, 2027. Early adoption remains permitted. The Company’s evaluation of ASU 2024-03, as clarified by ASU 2025-01, is ongoing. The Company expects the standard to result in enhanced disaggregation of expense information within the notes to the financial statements but does not anticipate a material effect on its consolidated financial statements.

In April 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU provides explicit guidance on how issuers should account for inducements offered to holders to convert convertible debt to equity instruments, requiring the difference between the fair value of consideration transferred and the fair value of securities issuable under the original conversion terms to be recognized as an expense at the inducement date. The ASU is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company is assessing the impact of ASU 2024-04. Because the Company has not historically entered into conversion inducements, management does not expect adoption to materially affect its consolidated financial statements.

In March 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer When the Legal Acquiree Is a Variable Interest Entity. The amendment clarifies how an entity identifies the accounting acquirer in a business combination when the legal acquiree is a VIE, aligning the guidance with the broader control and consolidation framework under ASC 810. The ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within those years; early adoption is permitted. The Company is currently evaluating the impact of this guidance. The adoption of ASU 2025-03 is not expected to have a material impact on the Company’s consolidated financial statements but may affect future acquisition analyses and related disclosures.

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

As of June 30, 2025, a summary of the Company’s assets and liabilities measured at fair value on a recurring basis is as follows, in thousands:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Convertible Notes	$-	$-	$1,601	$1,601
Derivative Warrant Liability	-	-	591	591
Total	$-	$-	$2,192	$2,192

Valuation Techniques

●	Convertible Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

As the remaining balances on the convertible notes issued April 19, 2024 and October 1, 2024 have identical terms and maturity dates, the Company grouped them together. The Company measures the April 19, 2024 and October 1, 2024 convertible notes, and April 19, 2024 private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of June 30, 2025:

Convertible Loan Notes
Risk-free rate	3.78%
Underlying stock price	$6.40
Expected volatility	55%
Term	0.5 years
Dividend yield	0%

The Company measures the April and and October private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of June 30, 2025:

Warrant Liability
Risk-free rate	3.78%
Underlying stock price	$6.40
Expected volatility	55%
Term	4.81 years
Dividend yield	0%

The following table presents changes of the convertible notes issued April 2024 and October 2024, and private placement warrants issued April 2024 with significant unobservable inputs (Level 3) as of June 30, 2025, in thousands. As the terms of the notes are mostly identical the Company has combined the amounts as shown below:

	Convertible Notes April 2024	Convertible Notes October 2024	Total
Balance at December 31, 2024	$356	1,346	1,702
Conversions in period	-	(2,058)	(2,058)
Movement in fair value	(29)	835	806
Balance at March 31, 2025	327	123	$450
Conversions in period			(52)
Reclass of accrued interest to convertible note			316
Movement in fair value			887
Balance at June 30, 2025			$1,601

Warrant Liability
Balance at December 31, 2024	$811
Change in fair value	(811)
Balance at June 30, 2025	-

The following table presents changes of the warrants issued to 3i on April 28, 2025 with significant unobservable inputs (Level 3) as of June 30, 2025, in thousands:

Warrants Issued in April 2025:

On April 28, 2025 the Company issued warrants to purchase up to 170,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants are exercisable immediately and will expire on October 28, 2030. The warrants may be exercised on a cashless basis in the event of a fundamental transaction involving the Company or if the resale of the shares of Common Stock underlying the warrants are not covered by a registration statement. The exercise price is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. The 170,000 warrants issued to 3i contain features that independently and collectively require it to be classified as a derivative liability. As a result, the warrants must be measured at fair value at issuance and remeasured to fair value at each reporting date, with changes in value recorded in earnings. Because the warrants were issued in connection with an amendment to the 3i convertible notes which are accounted for using the fair value option, the Company initially recognized a finance charge of $753,004 the upon issuance. Periodic changes after the initial issuance are recognized through earnings.

Warrant Liability
Debt restructuring cost	$753
Change in fair value	(162)
Balance at June 30, 2025	591

The fair values of these Level 3 liabilities are sensitive to unobservable inputs used in the Monte Carlo simulation valuation model, including discount rates, expected term, expected volatility, path dependency parameters and estimates of various payout outcomes. Changes to these inputs could result in significantly higher or lower fair value measurement.

5. LiiON Rescission

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

Therefore, on May 1, 2025 the Company and its wholly owned subsidiary, BESS, LLC, entered into a Rescission and Release Agreement with LiiON (the “Rescission”) resulting in the unwinding of all consideration transferred and legal ownership. The parties rescinded the Asset Purchase Agreement, as well as the $2,000,000 promissory note issued to LiiON and the exclusive consulting agreement with one of LiiON’s affiliate companies, and to release one another from any and all obligations and liabilities related thereto.

Upon the unwinding of the remaining net book values of the promissory note and the net assets acquired of on the rescission date, the Company recognized a loss of $33,700.

6. Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. Other receivable consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
	(in thousands)
Prepaid expenses and other current assets	$-	$131

Total	$-	$131

7. Capitalized development cost and other long-term assets

Capitalized development costs are amounts paid to vendors that are related to the purchase and construction of microgrid and solar energy facilities. Long-term prepaid expenses and other receivables consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Capitalized development costs and other long-term assets consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Capitalized development cost	$3,162	$4,775
Long-term prepaid expenses	518	518
Total	$3,680	$5,293

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

Capitalized development cost as of June 30, 2025 consisted of $3.2 million relating to the development of microgrid projects with Hover Energy in the UK and US that the Company expects to start to receive meaningful revenues from as they are commissioned. As of December 31, 2024 consisted of $1.2 million of microgrid development in the US and $3.6 million relating to the Italian projects.

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023 that will used to offset any taxes payable in the future.

8. Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accounts payable	$6,626	$9,799
Total	$6,626	$9,799

9. Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest on the Company’s debt that has accrued and has been unpaid through June 30, 2025 and as of December 31, 2024. Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued legal	$500	$500
Accrued interest	1,035	553
Accrued audit fees	-	500
Accrued payroll	525	22
Accrued consulting fees	140	140
Accrued tax penalties	590	590
Other accrued expenses	-	66
Total	$2,790	$2,371

10. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Taxes recoverable	$6	$347
Less: Taxes payable	-	(14)
Total	$6	$333

11. Convertible and Non-convertible Promissory Notes

The following table reflects the total debt balances of the Company as June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Convertible debt, secured	$2,773	$2,626
Other debt	7,934	27,718
Total debt	10,707	30,344
Less current maturities	(10,707)	(28,715)
Long term debt, net of current maturities	$-	$1,629

Current Maturities	$10,707	$28,715
Debt discount	343	(1,239)
Less net loss on issuance of convertible note & warrant	-	520
Movement in fair value	(732)	(632)
Current Maturities net of debt discount	$10,318	$27,364

Long-term maturities	$-	$1,629
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$-	$1,629

The Company’s remaining debt is recorded net of debt issuance costs of $0.3 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. Debt issuance costs are recorded as a debt discount and amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the six months ended June 30, 2025 and 2024 was $1.8 million and $1.3 million, respectively.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the six month periods ended June 30, 2025 and 2024, respectively.

Senior secured debt:

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the year ended December 31, 2024, $5.9 million of accrued interest was added to the existing loan balance. On May 7, 2025, AEG MH02 was sold and the note was assumed by the buyers. See Footnote 16 for more information. The Company had principal outstanding of $16.5 million and $17.6 million as of May 7, 2025 and December 31, 2024, respectively. There is no balance due by the Company on this following the sale.

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

In October 2023, Alternus Energy Americas, one of the Company’s US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million as compensation for the extension. The compensation was charged as interest costs in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss) during the period. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 18 shares of restricted common stock, exercisable at $50 per share having a 5-year term and fair value of $86 thousand. In March 2024, The Company repaid $1.8 million in cash against the principal. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas to Alternus Energy Group plc, a related party. Prior to the transaction, Alternus Energy Americas assigned this note to the Company directly. The Company had a principal balance outstanding of $1.8 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively.

Convertible Promissory Notes:

In January 2024, the Company assumed a €0.85 million ($0.94 million) convertible promissory note from AEG PLC, a related party. The note had a 10% interest maturing in March 2025. The note was assumed as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 264 shares of restricted common stock.

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 482 shares of the Company’s common stock at an exercise price of $2,400 per share. This warrant was adjusted on November 12, 2024 and December 5, 2024, and as a result, as of June 30, 2025, the warrant has been adjusted to purchase up to 5,778 shares of the Company’s common stock at an exercise price of $200 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 48 shares of common stock with an exercise price of $2,636 per share and which expires on July 31, 2027, for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000 and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matured on April 20, 2025, which was extended to December 31, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bore interest at a rate of 7% per annum, which was adjusted in April of 2025 to 12% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $350. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price, as adjusted, equal to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price, as adjusted, of $0.02 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”) unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As of December 31, 2024, the outstanding principal was $0.4 million with fair value of $0.7 million at that date. The Company also recorded a $1.3 million gain on movement in fair value in the year ended December 31, 2024 and a $0.6 million loss on movement in fair value for the six months ended June 30, 2025.

As of December 31, 2024, $1.9 million of this note (including principal plus accrued interest and late fees and penalties) had been converted into 5,131 shares leaving $0.4 million of the note principal outstanding.

On April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.02. The maturity date of the 2024 Notes shall be extended to December 31, 2025. Pursuant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to 170,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $6.00 per share (the “Exercise Price”). The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

There have been no conversions in the six months ended June 30, 2025. The Company has principal outstanding on the note of $0.4 million as at June 30, 2025.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $400 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 1,064 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 and on December 5, 2024, such that as of June 30, 2025, the warrant was adjusted to purchase up to 2,128 shares exercisable at $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 106 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

The Convertible Note matures on October 1, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at a rate of seven percent (7%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $150. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder).

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 813 shares of Common Stock exercisable at $400 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 and on December 5, 2024, such that as of June 30, 2025, the warrant was adjusted to purchase up to 1,626 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 81 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 21, 2025 and will expire on December 19, 2027.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 1,520 shares of Common Stock exercisable at $300 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 so that as of June 30, 2025, the warrant was adjusted to purchase up to 2,280 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 114 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant, which as of June 30, 2025 was adjusted to purchase up to 654 shares of Common Stock exercisable at $200 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 33 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

As of December 31, 2024, the outstanding principal was $2.2 million with fair value of $0.3 million at that date. The Company also recorded a $0.7 million loss on movement in fair value in the year ended December 31, 2024.

During the three months ended March 31, 2025, $2.0 million principal of this note was converted into 14,684 shares, leaving $0.1 million of the note principal outstanding. The Company also recorded a $0.8 million loss on movement in fair value in the three months ended March 31, 2025.

During the three months ended June 30, 2025, given that the notes have materially the same terms and duration, the Company combined their presentation in the financial statements. During the three months ended June 30, 2025, $58,316 of the notes (including principal plus accrued interest and late fees and penalties) had been converted into 29,500 shares of common stock, leaving a principal outstanding amount of $0.7 million as of June 30, 2025. The Company also recorded a $0.8 million loss on fair value movement for the three and six months ended June 30, 2025.

On December 4, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2024 Note”) with a maturity date in April 2025, in the principal sum of $1,250,000. Pursuant to the terms of the 2024 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2024 Note), the 20% Original Issue Discount shall increase to 30% Original Issue Discount. The Purchase Agreement resulted in net proceeds of $1,000,000 to the Company, before deducting issuance costs of $145,000. The 2024 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”). The Secure Net Note Agreement was amended on March 31, 2025, April 22, 2025, May 29, 2025 and June 30, 2025. The terms of each of those agreements 1) increased the OID (increased to 45% as of June 30, 2025), and 2) extended the maturity date of the Note (matures on August 5, 2025 based on the June 30, 2025 amendment). Because the Company has been experiencing financial difficulties and because the terms of the amendments resulted in a lower effective borrowing rate than the original Note terms, the Company has recognized the modifications as a troubled debt restructuring (“TDR”). Due to the undiscounted cash flows on the modified debt exceeding the carrying value of the original debt as of the modification date, no gain or loss was recorded and the Note has been adjusted to reflect the new borrowing rate implied by the restructured cash flows from the date of the modification through the new maturity date. As of June 30, 2025, after updating the 2024 Note to reflect the newly implied borrowing rate, the adjusted carrying value of the debt was $1,689,894 (i.e., representing an updated face value of $1,818,182, less unamortized discount of $128,288). Refer to the Subsequent Events Footnote 22 for information regarding additional amendments to the terms of the 2024 Note that have occurred between June 30, 2025 and the issuance date of the financial statements for the period ended June 30, 2025.

On May 29, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), dated as of May 29, 2025, with an institutional investor pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2025 Note”) with a maturity date in August 2025, which was extended to November 5, 2025, in the principal sum of $312,500. Pursuant to the terms of the 2025 Note, the Company agreed to pay the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2025 Note), the 20% Original Issue Discount shall increase by 5% per month until the Note is fully repaid. The Purchase Agreement contains customary representations and warranties by the Company and closed on the same date thereof. The Purchase Agreement resulted in net proceeds of $250,000 to the Company, which the Company intends to use for working capital purposes.

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

Other Debt:

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 45 shares to SCAF in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $2,350 on the date of issuance. The Company has recorded $1.7 million in principal and accured interest on this note as at June 30, 2025.

On December 11, 2024, BESS LLC, a wholly owned subsidiary of the Company, issued a non-interest-bearing promissory note with a principal amount of $2,000,000 as partial consideration in the Asset Purchase Agreement for the acquisition of LiiON LLC’s battery storage business.The note was issued with a maturity date of December 31, 2027. Pursuant to the requirements of ASC 805, the Note was originally recorded at its fair value of$1,537,000 (see Footnote 5) and included as partial consideration for the net assets acquired in the acquisition. On May 1, 2025 this Note was cancelled in full as part of the LiiON Rescission (See Footnote 5).

On December 30, 2024, one of the Company’s subsidiaries, Alternus Europe Ltd, assumed a €1,000,000 ($1,041,720) promissory note from subsidiary of AEG, Alternus Fund Co Ltd, with a 120% repayment premium plus 10% accrued interest maturing July 31, 2025. Additionally, on December 31, 2024 the Company assumed multiple promissory notes totaling $1,052,500 million from AEG maturing June 30, 2025 and in April of 2025 the Company assumed two additional promissory notes totaling $250,000 from AEG maturing on July 31, 2025. These notes have not been repaid as of the date of this filing and he parties are currently to extend them further.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This was offset to debt issuance costs (Interest Expense) on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Offering”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $2,812,500 (the “Notes”). The Purchase Agreement also provides for the issuance of an aggregate of 7,630 shares of common stock of the Company, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on January 23, 2025 (the “Closing Date”). The aggregate gross proceeds to the Company were expected to be $2,250,000, before deducting placement agent fees and expenses. $580,000 of such proceeds were released on the Closing Date and the remaining amount were held in escrow, to be released to the Company upon the later of: i) filing the registration statement referenced below and ii) the date on which the Company receives a written communication from the Nasdaq Stock Market (“Nasdaq”) that Nasdaq has granted the Company an extension to meet the continued listing requirements of the Nasdaq. Because the Company received a delisting determination from the Nasdaq on February 10, 2025, the Escrow Agent disbursed the funds back to the Purchasers as provided below against cancellation of a proportional portion of each Purchaser’s Note (inclusive of original issue discount). The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025, have not been repaid as of June 30, 2025 and are therefore in default. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes. The Company has recorded $0.8 million in the financial statements to include the original issue discount and applicable default interest. Maxim served as the placement agent in the Offering, pursuant to the terms of a Placement Agency Agreement and received 8% of the gross proceeds of the Offering, and placement agent warrants to purchase up to 381 shares of common stock at $81.18 per share (the “Placement Agent Warrants”) and reimbursement of the legal fees of its counsel of up to $50,000. The Placement Agent Warrants will be exercisable on the six (6) month anniversary of issuance and will expire on the five (5) year anniversary of issuance.

On April 28, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor promissory notes in the aggregate total principal amount of up to $558,000, with the first tranche of $318,000 closing immediately and the remaining $240,000 to close upon request of the Company and at the Investor’s discretion, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Notes”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note (the “Private Placement”), the Company received gross proceeds of $265,000, before fees and other expenses associated with the transaction. On May 30, 2025, a second partial tranche in the amount of $180,000 of the Notes closed, and the Company received gross proceeds of $150,000. The Company has recorded $498,000 due at at June 30, 2025, being cash received of $415,000 and debt issuance costs capitalized of $83,000. The debt issuance costs are amortized over the life of the loan, of which $17,844 are expensed in the income statement for the period ended June 30, 2025.

On June 6, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a promissory note in the aggregate total principal amount of $240,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Note”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note, the Company received gross proceeds of $200,000, before fees and other expenses associated with the transaction. The Company has recorded $240,000 due at June 30, 2025, being cash received of $200,000 and debt issuance costs capitalized of $40,000. The debt issuance costs are amortized over the life of the loan, of which $4,615 are expensed in the income statement for the period ended June 30, 2025.

12. Other Payables

This represents $5.2 million due to Sunrise Development LLC a former supplier of project devlopement to certain subsidiaries then owned by the Company. Given the arbitration award granted to Sunrise, the Company has reclassed this payable from trade payables to other payables. (See Footnote 13).

13. Commitments and Contingencies

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

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company is currently assessing its options. The Company has accrued a liability for this loss contingency in the amount of approximately $5.2 million in other payables in the financial statements, which represents the amount allegedly owed less the value provided to Sunrise by way of share issuance to reduce the amount due.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. The Company has accrued a liability for this loss contingency in the amount of approximately $1.7 million, at June 30, 2025 which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. Subsequently, on July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, Alternus Energy Group PLC (AEG) and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. The Company intends to vigorously defend itself in this matter and intends to file a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement nor is AEA a subsidiary of the Company.

Commitments

On October 14, 2024, the Company entered into a settlement agreement and release with Morgan Franklin Consulting LLC (“MF”) related to the settlement of payments owed to MF for services rendered in the total amount of $276,796 through twelve equal monthly installments commencing in October of 2024. As of December 31, 2024 and the date of this Report, the Company had not made any of these payments but has agreed to repay this amount by March 31, 2026, and MF has agreed not to pursue payment until March 31, 2026 at which time MF expects to use all actions available to recover the amount due.

CFGI LP and the Company entered into a settlement agreement for a contractual amount owed for services rendered in the amount of $358,000, whereby the Company shall pay to CFGI approximately $10,000 per month commencing June 2, 2025 for a period of three years. As of the date of this Report, the Company has failed to make all of the payments.

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

In connection with the Agreement, on May 2, 2025, the Company issued 20,000 shares of Common Stock to SPC as a settlement fee. The issuance of Common Stock to SPC pursuant to the terms of the Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. The Agreement provides that in no event will the number of shares of Common Stock issued to SPC or its designee in connection with the Agreement, when aggregated with all other shares of Common Stock then beneficially owned by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock. The Company recorded $172,000 in other expense in the financial statements at June 30, 2025, which represents the value of the 20,000 shares issued as the settlement fee.

The Company determined that the Agreement represents a financial instrument that requires the Company to settle a fixed monetary amount by issuing a variable number of shares of its common stock. As a result, the Company is required to account for the Agreement as a liability at fair value with periodic changes in fair value recorded through earnings until the liability has been settled through the issuance of shares (i.e., in one or more tranches) that yield SPC cumulative cash receipts equal to the Settlement Amount. The fair value of this liability as of June 30, 2025 was $4,242,963 and has been recorded as within Accounts Payable in the Company’s consolidated balance sheet.

Contingencies

On August 7, 2024, the Company entered into a ‘Heads of Terms’ (i.e., similar to a Letter of Intent) for Joint “Agreement”) with Hover Energy LLC and its affiliates (“Hover”) to establish a joint venture (the “JV”) for the financing, development, management, and operation of ‘Microgrid Projects’ utilizing Hover Wind-Powered Microgrid™ technology, as required. Pursuant to the said JV, the Company and Hover have agreed to have a 51% interest and a 49% interest, respectively, in the JV, for which the Company has issued 1,000 shares of restricted common stock to Hover valued at $2,000 per share and will issue and commit 700 additional shares of restricted common stock, and Hover will contribute certain initial projects and project pipeline. As of June 30, 2025 the JV had not yet closed and the parties continue to operate under a strategic alliance agreement entered into on October 31, 2023. The Company has not consolidated Hover as of June 30, 2025 because the strategic alliance agreement does not render the Company a controlling financial interest in Hover. Upon the closing of the JV, the Company will perform an analysis to determine if it has acquired a controlling financial interest in the JV requiring consolidation pursuant to the requirements of ASC 810.

On October 31, 2024, the Company and Hover entered into an amendment to their strategic alliance agreement, whereby the Company will provide up to an additional $1,800,000 in development fees to Hover as and when development services are performed by Hover for specific Microgrid Projects. As of June 30, 2025, services had been performed by Hover for specific Microgrid Projects agreed upon by the Company and $1,750,000 is due to Hover.

14. Development Cost

Initial costs incurred in project development are capitalized and held on the balance sheet. The Company regularly reviews the status of these projects with our development partners and can decide to abandon a project if it becomes uneconomic due to various factors, for example, a change in market conditions leading to higher costs of construction, lower energy rates, political factors or otherwise where governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities, or other factors that change the expected returns on the project. Any reductions or modifications to, or the elimination of, governmental incentives, such as the renewable energy tax credits in the US, or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event that Company believes that a capitalized project is no longer viable, then the associated costs are written of as development cost in the income statement. There have been no cancellations of currently capitalized projects in the financial statements as at June 30, 2025 and the Company accounted for $7,000 in development costs for the three and six months in 2024.

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility are immediately expensed to development costs.

15. Discontinued Operations Sold – Poland & Netherlands

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

	Three Months Ended	Six Months Ended
Poland	June 30, 2024
	(in thousands)

Revenues	$-	$106

Operating Expenses
Cost of revenues	-	(101)
Depreciation, amortization, and accretion	-	(123)
Gain on disposal of asset	-	3,484
Total operating expenses	-	3,260

Income/(loss) from discontinued operations	-	3,366

Other income/(expense):
Interest expense	-	(688)
Other expense	-	-
Total other expenses	$-	$(688)
Income/(Loss) before provision for income taxes	$-	$2,678
Net income/(loss) from discontinued operations	$-	$2,678

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic and diluted	$-	$2,678
Net income/(loss) per share attributable to common stockholders, basic and diluted	$-	$200.00
Weighted-average common stock outstanding, basic	-	13,228
Weighted-average common stock outstanding, diluted	-	13,228

	Three Months Ended	Six Months Ended
Netherlands	June 30, 2024
	(in thousands)

Revenues	$-	$16

Operating Expenses
Cost of revenues	-	(115)
Depreciation, amortization, and accretion	-	(57)
Loss on disposal of asset	-	(1,334)
Total operating expenses	-	(1,506)

Income/(loss) from discontinued operations	-	(1,490)

Other income/(expense):
Interest expense	-	(113)
Other expense	-	-
Total other expenses	$-	$(113)
Loss before provision for income taxes	$-	$(1,603)
Net loss from discontinued operations	$-	$(1,603)

Impact of discontinued operations on EPS
Net loss attributable to common stockholders, basic and diluted	$-	$(1,603)
Net loss per share attributable to common stockholders, basic and diluted	$-	$(120.00)
Weighted-average common stock outstanding, basic	-	13,228
Weighted-average common stock outstanding, diluted	-	13,228

On October 3, 2024, the Company completed the sale of Solis Bond Company DAC, a company formed under the laws of Ireland and an indirect wholly owned subsidiary of the Company, and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. As a result of the sale, the Company eliminated approximately $112 million in debt and payables related to Solis activities and improved shareholders’ equity by approximately $51 million. Solis accounted for 98% of group revenues for the year ended December 31, 2024.

The sale of these entities and exit of this market represented a strategic shift for the Company that has a major effect on the Company’s operations and financial results. Results of operations, financial position, and cash flows for these subsidiaries are reported as discontinued operations, in accordance with ASC 205-20, for all periods presented.

The notes to the financial statements have been adjusted to reflect this retroactive presentation.

Six Months Ended June 30,
Solis and Subsidiaries in Romania	2024
(in thousands)

Revenues	$5,856

Operating Expenses
Cost of revenues	(2,304)
Selling, general, and administrative	(1,126)
Depreciation, amortization, and accretion	(991)
Total operating expenses	(4,421)

Income from discontinued operations	130

Other income/(expense):
Loss on sale of assets	(2,511)
Income/(Loss) before provision for income taxes	$(946)
Net income/(loss) from discontinued operations	$(946)

16. Sale of Spanish Subsidiaries

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

17. Sale of Assets Held for Sale: MH 02 & its Subsidiaries

During the second quarter of 2025, on May 7, 2025, the Company sold AEG MH 02 Limited (“MH02”) and all its subsidiaries to two buyers. Pursuant to which, the Company entered into a Share Purchase Agreement with its subsidiary, Alternus Europe Limited (the “Seller”), OBN Real Estate Limited (the “Majority Buyer”) and BVP Green Bond 2018 Limited (the “Minority Buyer”) (together the “Buyers”) for the sale of the entire issued share capital of AEG MH 02 Limited (“MH02”), including all of MH02’s subsidiaries: AED Italia-01 S.r.l; AED Italia-02 S.r.l; AED Italia-03 S.r.l; AED Italia-04 S.r.l; AED Italia-05 S.r.l; AED Italia-06 S.r.l; AED Italia-07 S.r.l; AED Italia-08 S.r.l; PC-Italia-01 S.r.l; PC-Italia-03 S.r.l; PC-Italia-04 S.r.l; Risorse Solari I S.r.l; and Risorse Solari III S.r.l (the “Transaction”), for a total consideration of (i) the assumption of approximately $17.6 million in debt (ii) the forbearance by the Majority Buyer on the right to claim up to $17.6 million against the Company’s parent guarantee until MH02’s solar projects reach ready to build status, and (iii) the right of the Company to purchase MH02’s solar photovoltaic projects at fair market value, subject to a minimum price of €150,000 per megawatt, as each project reaches ready to build status. The Majority Buyer acquired 75.5% of MH02 and the Minority Buyer acquired the remaining 24.5% of MH02’s share capital.

As part of the Transaction the Minority Buyer agreed to forbear its claim aganst AEG, and as an incentive for the parties to enter into the transaction, the Company issued 53,300 shares of restricted common stock to the Minority Buyer. The Company recorded a fair value of $0.4 million for this share issuance as receivable by AEG to the Company.

As a result of the Transaction, the Company recored a gain on the sale of approximately $11.9 million and removed approximately $18.3 million in debt and payables related to MH02’s activities.

As this sale is not considered an exit strategy of the Italian market, the assets were not classified as discontinued operations in accordance with ASC 205-20.

The major classes of assets and liabilities transferred on May 7, 2025 in the sale of MH02 and its subsidiaries are shown below:

As of May 7,
MH 02 and Italian Subsidiaries	2025
(in thousands)

Assets:
Cash and cash equivalents	$47
Other current assets	388
Capitalized development costs	3,877
Total assets	$4,312

Liabilities:
Accounts payable & accrued liabilities	$694
Short term convertible & non-convertible notes	17,606
Other current liabilities	16
Total liabilities	$18,316
Amounts due to AEG not acquired	1,567
Foreign currency translation reserve	472
Net (gain)/loss on sale of the subsidiaries	$(11,965)

18. Shareholders’ Equity

Common Stock

As of December 31, 2024, the Company had a total of 300,000,000 shares of common stock authorized with 25,189 shares issued and outstanding. As of June 30, 2025, the Company had a total of 600,000,000 shares of common stock authorized with 598,591 shares issued and outstanding.

Reverse Stock Split

On October 11, 2024, the Company effected a one-for-25 (1:25) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on October 11, 2024 (the “ 2024 Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on October 3, 2024, and deemed effective on October 11, 2024 at 12:01 a.m. Eastern Time. The 2024 Reverse Stock Split temporarily brought the Company into compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market, as required by Nasdaq Listing Rule 5550(a)(2).

As a result of the 2024 Reverse Stock Split, every twenty-five (25) shares of issued and outstanding Common Stock were combined into one (1) validly issued, fully paid and non-assessable share of Common Stock. The 2024 Reverse Stock Split uniformly affected all issued and outstanding shares of Common Stock and did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the 2024 Reverse Stock Split results in fractional interests. No fractional shares will be or shall be issued in connection with the 2024 Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares of Common Stock will receive an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the 2024 Reverse Stock Split and the inverse of the 2024 Reverse Stock Split ratio. Proportional adjustments have also been made to the Company’s outstanding warrants, stock options, and convertible securities, as well as to the reserves available pursuant to the terms of the Company’s 2023 Equity Incentive Plan to reflect the 2024 Reverse Stock Split, in each case, in accordance with the terms thereof.

On September 5, 2025, the Company effected a one-for-two hundred (1:200) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on September 5, 2025 (the “Sept 2025 Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on September 2, 2025, and deemed effective on September 5, 2025 at 12:01 a.m. Eastern Time.

As a result of the Sept 2025 Reverse Stock Split, every two hundred (200) shares of issued and outstanding Common Stock combined into one (1) validly issued, fully paid and nonassessable share of Common Stock. The Sept 2025 Reverse Stock Split uniformly affected all issued and outstanding shares of Common Stock and did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the Sept 2025 Reverse Stock Split results in fractional interests. No fractional shares were issued in connection with the Sept 2025 Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of Common Stock received an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the OTCQB Market for the five consecutive trading days immediately preceding the effective date of the Sept 2025 Reverse Stock Split and the inverse of the Sept 2025 Reverse Stock Split ratio. Proportional adjustments have also been made to the Company’s outstanding warrants, stock options, and convertible securities, as well as to the reserves available pursuant to the terms of the Company’s 2023 Equity Incentive Plan to reflect the Sept 2025 Reverse Stock Split, in each case, in accordance with the terms thereof.

All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect both the 2024 Reverse Stock Split and the Sept 2025 Reverse Stock Split for all periods presented.

Common Stock Issuances

On April 14, 2025 the Company issued a total of 484,100 shares of restricted common stock valued at $3,872,800, including 55,000 shares to Alternus Energy Group PLC, a related party, 15,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 75,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 25,000 shares to Ms. Durant, our CLO, 12,500 shares to an employee for past services rendered, 28,750 shares to Hover Energy LLC for certain assets acquired and 137,850 shares to four accredited third party debt holders.

On May 1, 2025 the Company issued 5,000 shares of restricted common stock to Assure Power, LLC for services pursuant to a consulting agreement, valued at $43,000.

On May 2, 2025, the Company issued 20,000 shares of common stock to SPC as a settlement fee, valued at $172,000.

On May 20, 2025 the Company issued 40,000 shares of restricted common stock to a related party, Alternus Energy Group PLC, for services rendered, valued at $224,000.

On June 30, 2025 a convertible promissory note holder converted $67,063 worth of the October Convertible Note into 29,500 shares of unrestricted common stock valued at $6.40 per share.

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of December 31, 2024. There were 60,000 shares of Series A Super Voting Preferred Stock (the “Series A”) issued and outstanding as of June 30, 2025.

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

Series A Super Voting Preferred Stock Issuance

On March 21, 2025 the Company issued 10,000 shares of Series A Super Voting Preferred Stock to the Company’s CEO, Mr. Vincent Browne, which gave Mr. Browne controlling voting rights over all Company matters requiring a shareholder vote. The Company recorded employee stock compensation expense of $60,000 representing the fair value of the shares issued to account for the control premium resulting from the issuance.

On April 24, 2025 the Company issued an additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne. Because the Series A Super Voting Preferred Stock i) ranks junior to all other classes or series of capital stock, including Common Stock, with respect to any asset or property distributions upon liquidation or winding up of the Company, and ii) is not entitled to participate with holders of Common Stock in any dividends paid by the Company, management previously concluded that there was no economic value inherent in Series A Preferred Stock (i.e., the value in the 10,000 shares issued in Q1 was solely related to the control premium or a hypothetical option on control of the Company). In connection with the April issuance, there was no control premium implicit in the additional 50,000 shares because Mr. Browne maintained voting control both before and after the issuance. As a result, no compensation expense was recorded in connection with the April issuance.

Warrants

As of June 30, 2024, warrants to purchase up to 8,313 shares of common stock were issued and outstanding. These warrants were related to financing activities. During the six months ended June 30, 2024, the Company issued 5,844 additional warrants; during the six months ended June 30, 2025, the Company issued 382 additional warrants exercisable at $81.18 per share with a five-year term to Maxim as compensation for placement agent services related to the January 21, 2025 financing, and the Company issued 170,000 warrants exercisable at $6.00 per share with a 5.5 year term to 3i as part of a financing activity. As of June 30, 2025, warrants to purchase up to 185,717 shares of common stock were issued and outstanding.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding - January 1, 2024	2,469	$56,100	4.93
Issued during the period	5,844	216	1.82
Expired during the period	-	-	-
Outstanding – June 30, 2024	8,313	9,214	4.58
Exercisable – June 30, 2024	8,313	$9,214	4.58

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding – January 1, 2025	15,335	$9,214	4.58
Issued during the period	170,382		2.18
Expired during the period	-	-	-
Outstanding – June 30, 2025	185,717	766.49	6.76
Exercisable – June 30, 2025	185,717	$766.49	6.76

2023 Equity Incentive Plan

As of December 31, 2024 and June 30, 2025, there were 11,200 shares of common stock available to be granted under the 2023 Equity Incentive Plan. As of December 31, 2024 and June 30, 2025 no shares were issued or outstanding under the 2023 Equity Incentive Plan.

On March 21, 2025, Mr. Vincent Browne, our CEO and Interim CFO and shareholder with majority voting rights, representing 91% of the shares entitled to vote, approved an amendment to the 2023 Equity Incentive Plan (the “Plan Amendment”) as adopted by the Board upon the recommendation of the Compensation Committee. The Plan Amendment relates to an increase in the number of shares of Common Stock that shall be available for the grant of awards under the Plan from 11,200 shares of Common Stock, so that the maximum aggregate number of shares of Common Stock that may be issued under the Plan is increased each fiscal year (the “Adjustment Date”) by an amount equal to the lesser of (i) that number of shares equal to 15% of the outstanding shares of Common Stock on the applicable Adjustment Date, less (a) the number of shares of Common Stock that may be issued under the Plan prior to the Adjustment Date, and (b) the number of shares of Common Stock that may be issued under any other stock option plan of the Company in effect as of the Adjustment Date; or (ii) such lesser number of shares of Common Stock as may be determined by the Board.

19. Segment and Geographic Information

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

Historically, the European Segment had derived revenues from three sources, Country Renewable Programs, Green Certificates and Long-term Offtake Agreements. The United States Segment revenues are expected to be derived from Long-term Offtake Agreements. As of December 31, 2024, the Company had no revenue from discontinued operations as the operating parks in Poland, the Netherlands, and Romania were sold. Additionally, the Company had no revenue from continuing operations as the Lightwave operating parks were sold to a related party, Alternus Energy Group Plc, as a result of the deconsolidation of Alternus Energy Americas Inc. on November 5, 2024.

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

The following tables present information related to the Company’s reportable segments. The data has been presented to show the effect of discontinued operations for subsidiaries sold or deconsolidated.

	Three Months Ended June 30		Six Months Ended June 30
Revenue by Segment	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe	$-	$-	$-	$-
Europe – Discontinued Operations	-	3,754	-	5,963
United States	-	93	-	187
Total for the period	$-	$3,847	$-	$6,150

	Three Months Ended June 30		Six Months Ended June 30
Net Income/(loss) by Segment	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe	$11,553	$(1,393)	$14,361	$(2,735)
Europe – discontinued activities	-	(1624)	-	(3,189)
United States	(6,319)	(1,625)	(9,307)	(7,492)
Total for the period	$5,234	$(6,837)	$5,054	$(13,416)

Assets by Segment	As of June 30, 2025	Year Ended December 31, 2024
	(in thousands)
Europe – Continuing Operations
Other Assets	$-	$3,959
Total for Europe – Continuing Operations	$-	$3,959

United States – Continuing Operations
Other Assets	$3,678	$3,768
Total for United States – Continuing Operations	$3,678	$3,768

Liabilities by Segment	As of June 30, 2025	Year Ended December 31, 2024
	(in thousands)
Europe – Continuing Operations
Debt	$1,172	$19,807
Other Liabilities	747	1,200
Total for Europe – Continuing Operations	$1,919	$21,007

United States – Continuing Operations
Debt	$10,127	$9,598
Other Liabilities	13,896	11,007
Total for United States – Continuing Operations	$24,023	$20,605

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA by Segment	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe	$(535)	$(300)	$(109)	$(505)
Europe -Discontinued Operations	-	3,446	-	3,758
US	(3,188)	(2,052)	(5,069)	(4,878)
Total for the period	$(3,723)	$(1,059)	$(5,178)	$(1,625)

Below is a reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA Reconciliation to Net Loss	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe
EBITDA	$(198)	$(285)	$(624)	$(153)
Depreciation, amortization, and accretion	-	(130)	-	(201)
Interest expense	(172)	(1,189)	(526)	(2,200)
Gain on sale of subsidiaries	11,924	-	15,513	-
Net Income /(Loss)	$11,554	$(1,604)	$14,363	$(2,906)

Europe – discontinued operations
EBITDA	-	618	-	3,758
Depreciation, amortization, and accretion	-	(314)	-	(991)
Interest expense	-	(1,718)	-	(5,785)
Net Income / (Loss)	-	(1,414)	-	(3,018)

US
EBITDA	$(3,492)	$(2,052)	$(4,553)	$(4,878)
Depreciation, amortization, and accretion	(23)	(49)	(130)	(99)
Interest expense	(1,065)	(588)	(2,914)	(1,081)
Income taxes	-	-	-	-
Fair value movement of FPA Asset	-	-	-	(483)
Fair value movement of convertible debt	(882)	(182)	(887)	(182)
Fair value movement of warrant	162	-	162
Warrant issuance cost	(753)	-	(753)
Stock issued under debt settlement	(172)		(172)
Other expense	(94)		(60)
Loss on issuance of debt	-	(948)	-	(948)
Gain on extinguishment of debt	-	-	-	179
Net Loss	$(6,319)	$(3,819)	$(9,307)	$(7,492)
Consolidated Net Income / (Loss)	$5,234	$(6,837)	$5,054	$(13,416)

20. Income Tax Provision

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

21. Related Party

Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument.

AEG:

Alternus Energy Group Plc (“AEG”) was a 71% shareholder as of June 30, 2024, a 48% shareholder as of December 31, 2024 and a 18% shareholder as of June 30, 2025.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 264 shares of the Company’s restricted common stock.

During the period ended June 30, 2025, the Company and its subsidiaries and AEG and its subsidiaries had numerous financial transactions between each other which were approved by each company’s board of directors. Specifically during the period, the Company issued 201,600 shares to AEG and its affiliates having a fair value of $1.4 million. These transactions are recorded as a net receivable of $1.1 million in the Consolidated Balance Sheet as at June 30, 2025.

Nordic ESG:

In January of 2024, the Company issued 1,553 shares of restricted common stock valued at $6,150 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a 10% shareholder. As of June 30, 2024 Nordic ESG was a 9.7% shareholder; As of December 31, 2024 Nordic ESG was a 6.5% shareholder, and as of June 30, 2025 Nordic ESG held less than 1%.

Sponsor:

On March 19, 2024 we entered into a settlement agreement with the Clean Earth Acquisitions Sponsor LLC (“Sponsor”) and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the Sponsor’s SPAC entity extensions, in the amount of $1.4 million and issue 45 shares of restricted common stock valued at $2,350 per share to SCA. As of June 30, 2024 and 2025, Sponsor was a 4% and less than 1% shareholder, respectively.

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

Also on March 21, 2025, Mr. Vincent Browne, our CEO and Interim CFO and shareholder with majority voting rights, representing 91% of the shares entitled to vote, approved (i) an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio ranging from 1-for-2 and 1-for-500, as determined by our Board of Directors in its sole discretion, and (ii) an amendment to the Alternus Clean Energy, Inc. 2023 Equity Incentive Plan (the “Plan Amendment”) as adopted by the Board upon the recommendation of the Compensation Committee. The Plan Amendment relates to an increase in the number of shares of Common Stock that shall be available for the grant of awards under the Plan from 11,200 shares of Common Stock, so that the maximum aggregate number of shares of Common Stock that may be issued under the Plan is increased each fiscal year (the “Adjustment Date”) by an amount equal to the lesser of (i) that number of shares equal to 15% of the outstanding shares of Common Stock on the applicable Adjustment Date, less (a) the number of shares of Common Stock that may be issued under the Plan prior to the Adjustment Date, and (b) the number of shares of Common Stock that may be issued under any other stock option plan of the Company in effect as of the Adjustment Date; or (ii) such lesser number of shares of Common Stock as may be determined by the Board.

On April 21, 2025 the Company issued a total of 305,000 shares of restricted common stock valued at $1,830,000, including 55,000 shares to Alternus Energy Group PLC, a related party, 15,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 75,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 25,000 shares to Ms. Durant, our CLO.

On April 24, 2025 the Company’s Board increased the total shares designated as Series A by 50,000 and issued those additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne.

On April 25, 2025, Mr. Vincent Browne, our CEO, Interim CFO and shareholder with majority voting rights, representing 87% of the shares entitled to vote, approved an amendment to our Certificate of Incorporation to increase the total number of authorized shares of common stock from 300,000,000 to 600,000,000.

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

	Six Months Ended June 30,
Director’s remuneration	2025	2024
	(in thousands)
Remuneration in respect of services as directors	$270	$362
Remuneration in respect to long-term incentive schemes – restricted shares	1,800	-
Total	$2,070	$362

22. Subsequent Events

Management has evaluated subsequent events that occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended June 30, 2025, except as disclosed below.

Additional Notes:

On August 7, 2025, the Company issued a promissory note to an accredited investor in the aggregate total principal amount of $144,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of August 30, 2025 (the “Note”). The Company received gross proceeds of $120,000, before fees and other expenses associated with the transaction.

In September 2025, the Company entered into two Note Purchase Agreements with two accredited investors (the “Investors”), pursuant to which the Company issued two 20% Original Issue Discount promissory convertible notes (the “September Notes”) with a maturity date of December 2025, each in the principal sum of $312,500. Pursuant to the terms of the September Notes, the Company agreed to pay to the Investors the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the September Notes), the 20% Original Issue Discount shall increase 5% each month thereafter until the September Notes are fully repaid. The Purchase Agreements resulted in total net proceeds of $500,000 to the Company, which the Company is using for working capital purposes. The September Notes are convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is calculated based on the 3 Trading Days immediately prior to the date of such conversion) as of the date of conversion.

Assigned Convertible Note & Unregistered Securities Issuance:

On August 1, 2025 a portion, $142,857, of the remaining balances left on the April and October convertible notes was purchased by a third party accredited investor from 3i (the “Assigned Convertible Note”).

On August 12, 2025, a portion equal to $22,072 of the Assigned Convertible Note was converted into 32,190 shares of unrestricted common stock, valued at $0.60 per share.

Extension of Notes with SNC:

On July 31, 2025 the $1,250,000 promissory note issued in December of 2024 was extended to September 5, 2025 and the original issue discount (OID) was increased to 55%. On September 3, 2025 the note was further extended to October 5, 2025 and the OID was increased to 60%. Also on September 3, 2025 the $312,500 note issued in May of 2025 was extended to October 5, 2025 and the OID was increased to 25%. On October 22, 2025 both notes were extended to November 5, 2025 and each note’s OID was increased by an additional 5%.

1:200 Reverse Stock Split:

On September 5, 2025, the Company effected a one-for-two hundred (1:200) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on September 5, 2025 (the “Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on September 2, 2025, and deemed effective on September 5, 2025 at 12:01 a.m. Eastern Time.

As a result of the Reverse Stock Split, every two hundred (200) shares of issued and outstanding Common Stock combined into one (1) validly issued, fully paid and nonassessable share of Common Stock. The Reverse Stock Split uniformly affected all issued and outstanding shares of Common Stock and did not alter any stockholder’s percentage ownership interest in the Company, except to the extent of the Reverse Stock Split’ results in the fractional interests. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of Common Stock received an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the OTCQB Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split and the inverse of the Reverse Stock Split ratio. Proportional adjustments have also been made to the Company’s outstanding warrants, stock options, and convertible securities, as well as to the reserves available pursuant to the terms of the Company’s 2023 Equity Incentive Plan to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof.

All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split for all periods presented.

3i Warrants Adjustment:

In September 2025, as a result of the Reverse Stock Split, the 182,474 warrants held by 3i were further adjusted in accordance with their terms, such that the exercise price of each warrant is reduced to $0.85 per share and the total number of shares underlying the warrants increased to 4,132,660 shares.

Hover Joint Venture:

On September 30, 2025, the Company entered into and closed a Securities Purchase Agreement (“SPA”) and a Joint Venture Operating Agreement (“JVOA”) with Hover Energy LLC (“Hover”), a Delaware company engaged in the business of developing, manufacturing and deploying distributed generation renewable energy projects featuring Hover wind powered generators together with varied generation and storage technologies (“Microgrid Projects”), pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV (together, the transaction hereinafter shall be referred to as the “Joint Venture”).

Additionally, one of the Company’s subsidiaries, Alt Alliance LLC, entered into a Settlement Agreement with Hover related to the termination of the Strategic Alliance Agreement dated October 31, 2023 (“SAA”) as the Joint Venture has superceded the SAA. As part of the settlement, the Company agreed to repay the total outstanding amount of $5,150,000 owed to Hover under the SAA through the following methods: i) $1,150,000 through the issuance of 1,150 shares of Series B, ii) $1,700,000 by Southern Point Capital through the settlement agreement and stipulation as previously disclosed in the Company’s SEC Current Report on Form 8-k filed on May 2, 2025, and iii) the remaining amount to be repaid in cash by the Company as mutually agreed upon by both parties from time to time.

Based on the negotiated value of the transaction, the Company issued 21,150 shares of Series B to Hover intended to be valued at $21.15 million, subject to completion of a third party valuation. The Company has determined the fair value of the Series B issued to Hover to be $1,000 per share, for an aggregate consideration value of approximately $21.1 million. The Joint Venture brings in a substantial pipeline of Wind Powered Microgridstm projects and clients in the UK and the US, and the Company believes that the Joint Venture will immediately improve Company’s stockholder’s equity. The Company has initially valued the future revenue streams and income from these projects at over $50 million, subject to third party valuation. The transaction represents a material acquisition exceeding 20 percent of the Company’s consolidated assets, requiring the filing of an amendment to this Form 8-K with financial statements and pro forma financial information pursuant to Item 9.01 of Form 8-K within 75 days.

Series B Convertible Preferred Stock

On September 30, 2025, the board of directors (the “Board”) of the Company declared the formation of, and approved the issuance of, an aggregate of 21,150 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B”). The Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series B Convertible Preferred Stock and describing the rights, obligations and privileges of the Series B. Concurrently, the Company issued 21,150 shares of Series B to Hover on the same date, in book-entry form. The following description of the Series B does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 3.1 to this Current Report and is incorporated herein by reference.

General. The Series B consists of 21,150 shares. Each share of Series B has a par value of $0.0001 per share and a value of $1,000 per share. The Series B has no stated maturity and is not subject to any sinking fund.

Conversion Right. Each share of Series B shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after the earlier of (i) six months after the Company’s uplisting to a national exchange (the “Uplist”), or (ii) if no Uplist has occurred within the first nine months, then nine months from the Original Issue Date. The Conversion Price is $1.00 per share, subject to adjustment in accordance with the Certificate of Designation. The Series B ranks senior to the Company’s Series A Super Voting Preferred Stock and pari passu with the Company’s common stock with respect to rights upon liquidation

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2026, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the “Original Conversion Price”) of the Series B (a “Dilutive Issuance”), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.

Restriction on Conversion. In no event shall the Holder have the right or the Company be required to convert, as applicable, shares of Series B if as a result of such conversion the aggregate number of shares of Common Stock beneficially owned by such Holder and its Affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the shareholder for purposes of Section 13(d) of the 1934 Act, would exceed 19.99% of the outstanding shares of the Common Stock following such conversion.

Restriction on Sales. Beginning on the month after the Holder is able to convert the Series B and utilize an exemption under SEC Rule 144, the Holder may sell a maximum amount of Common Shares per month not to exceed the average daily volume of the Company’s common stock in the prior month.

Voting Rights. Each holder of Series B has full voting rights and powers equal to the voting rights and powers of holders of common stock, and for so long as Series B is issued and outstanding, the holders of Series B shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote on all such matters equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. (For avoidance of doubt, voting rights are on an ‘as-converted’ basis.)

Dividend Rights. The holders of Series B, as such, will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series B shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock.

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

The Company was incorporated in Delaware on May 14, 2021, and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

On October 12, 2022, Clean Earth entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated as of April 12, 2023 (the “First BCA Amendment”) (as amended by the First BCA Amendment, the “Initial Business Combination Agreement”), and as amended and restated by that certain Amended and Restated Business Combination Agreement, dated as of December 22, 2023 (the “A&R BCA”) (the Initial Business Combination Agreement, as amended and restated by the A&R BCA, the “Business Combination Agreement”), by and among Clean Earth, Alternus Energy Group Plc (“AEG”), and the Sponsor. Following the approval of the Initial Business Combination Agreement and the transactions contemplated thereby at the special meeting of the stockholders of Clean Earth held on December 4, 2023, the Company consummated the Business Combination on December 22, 2023. In accordance with the Business Combination Agreement, Clean Earth issued 11,500 shares of common stock of Clean Earth, par value $0.0001 per share, to AEG, and AEG transferred to Clean Earth, and Clean Earth received from AEG, all of the issued and outstanding equity interests in the Acquired Subsidiaries (as defined in the Business Combination Agreement) (the “Equity Exchange,” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the Closing, the Company changed its name from Clean Earth Acquisition Corp. to Alternus Clean Energy, Inc.

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2024 and during the six months ended June 30, 2025, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for the United States and Romania reflect the actual production from those parks during the six months ended June 30, 2025 and 2024. The table below outlines the Company’s operating renewable energy facilities as of June 30, 2025 and 2024:

	Six Months Ended June 30,
MW (DC) Nameplate capacity by country – continuing operations	2025	2024
United States	-	3.8
Total	-	3.8
Discontinued Operations:
Romania	-	40.1
Total	-	40.1
Total for the period	-	43.9

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues	$-	$94	$-	$187

Operating Expenses
Cost of revenues	-	(159)	-	(174)
Selling, general and administrative	(3,689)	(2,781)	(5,179)	(5,888)
Depreciation, amortization, and accretion	-	(50)	(130)	(120)
Development costs	-	-	-	(7)
Gain on sale of Spanish & Italian subsidiaries	11,924	-	15,513	-
Total operating income/ (expenses)	8,235	(2,990)	10,204	(6,189)

Income/(loss) from operations	8,235	(2,896)	10,204	(6,002)

Other income/(expense):
Interest expense	(1,250)	(809)	(3,440)	(2,264)
Fair value movement of FPA Asset	-	-	-	(483)
Fair value movement of convertible debt	(882)	(182)	(887)	(182)
Warrant Issuance costs	(753)	-	(753)	-
Fair value movement of warrants	162	-	162	5
Gain on extinguishment of debt	-	-	-	179
Other expense	(232)	-	(232)	(231)
Other income	(46)	3	-	7
Loss on issuance of debt	-	(948)	-	(948)
Total other expenses	(3,001)	(1,936)	(5,150)	(3,917)
Income / (Loss) before provision for income taxes	5,234	(4,832)	5,054	(9,919)
Income / (Loss) from continuing operations	5,234	(4,832)	5,054	(9,919)

Discontinued operations:
Loss from operations of discontinued business component	-	(2,020)	-	(5,662)
Gain on sale of discontinued operations, net assets	-	15	-	2,165
Income/(loss) from discontinued operations	-	(2,005)	-	(3,497)
Net income /(loss)	$5,234	$(6,837)	$5,054	$(13,416)

Net income / (loss)	5,234	(6,837)	$5,054	$(13,416)
Foreign currency translation adjustment	731	512	195	(720)
Comprehensive income/(loss)	$5,965	$(6,325)	$5,249	$(14,136)

Continuing operations, basic	10.95	(365.31)	19.16	(749.91)
Continuing operations, diluted	7.12	(365.31)	19.10	(749.91)
Discontinued operations, basic	-	(151.58)	-	(264.39)
Discontinued operations, diluted	-	(151.58)	-	(264.39)
Total earnings/(loss) per share of common stock, basic	10.95	(516.90)	19.16	(1,014.29)
Total earnings/(loss) per share of common stock, diluted	7.12	(516.90)	19.10	(1,014.29)
Weighted-average common stock outstanding, basic	477,867	13,227	263,732	13,227
Weighted-average common stock outstanding, diluted	944,154	13,227	264,558	13,227

Three and Six Months Ended June 30, 2025 compared to June 30, 2024.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
Revenue by Country	2025	2024	Change ($)	Change (%)
	(in thousands)
United States	-	93	(93)	(100)%
Total for continuing operations	$-	$93	$(93)	(100)%

Discontinued Operations:
Netherlands	$-	$-	$-	(100)%
Poland	-	-	-	(100)%
Romania	-	3,754	(3,754)	(100)%
Total for discontinued operations	$-	$3,754	$(3,754)	(100)%
Total for the period	$-	$3,847	$(3,847)	(100)%

	Six Months Ended June 30,
Revenue by Country	2025	2024	Change ($)	Change (%)
	(in thousands)
United States	-	187	(187)	(100)%
Total for continuing operations	$-	$187	$(187)	(100)%

Discontinued Operations:
Netherlands	$-	$16	$(16)	(100)%
Poland	-	106	(106)	(100)%
Romania	-	5,839	(5,839)	(100)%
Total for discontinued operations	$-	$5,961	$(6,118)	(100)%
Total for the period	$-	$5,961	$(6,118)	(100)%

Revenue for continuing operations decreased by $.01 million and $0.2 million for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024, as there was only one country producing revenue in 2024 (Lightwave parks) compared to no operating parks owned by the Company in 2025.

Revenue for discontinued operations decreased by $3.8 million and $6.0 million for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024, as all operating parks in Poland, the Netherlands, and Romania were sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively. Refer to Footnote 14 for additional sale information.

	Three Months Ended June 30,
Revenue by Offtake Type	2025	2024	Change ($)	Change (%)
	(in thousands)
Energy Offtake Agreements (PPA)	$-	$93	$(93)	(100)%
Total for continuing operations	$-	$93	$(93)	(100)%

Discontinued Operations:
Country Renewable Programs (FIT)	$-	$203	$(203)	(100)%
Green Certificates	-	2,021	(2,021)	(100)%
Energy Offtake Agreements (PPA)	-	1,530	(1,530)	(100)%
Other Revenue	-	-	-	-
Total for discontinued operations	$-	$3,754	$(3,754)	(100)%
Total for the period	$-	$3,847	$(3,847)	(100)%

	Six Months Ended June 30,
Revenue by Offtake Type	2025	2024	Change ($)	Change (%)
	(in thousands)
Energy Offtake Agreements (PPA)	$-	$187	$(187)	(100)%
Total for continuing operations	$-	$187	$(187)	(100)%

Discontinued Operations:
Country Renewable Programs (FIT)	$-	$402	$(402)	(100)%
Green Certificates	-	3,589	(3,589)	(100)%
Energy Offtake Agreements (PPA)	-	1,930	(1,930)	(100)%
Other Revenue	-	40	(40)	100%
Total for discontinued operations	$-	$5,961	$(5,961)	(100)%
Total for the period	$-	$6,148	$(6,148)	(100)%

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

Cost of revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
Cost of Revenues by Country	2025	2024	Change ($)	Change (%)
	(in thousands)
United States	-	159	(159)	(100)%
Total for continuing operations	$-	$159	$(159)	(100)%

Discontinued Operations:
Netherlands	$-	$-	$-	(100)%
Poland	-	-	-	(100)%
Romania	-	1,485	(1,485)	(100)%
Total for discontinued operations	$-	$1,485	$(1,485)	(100)%
Total for the period	$-	$1,644	$(1,644)	(100)%

	Six Months Ended June 30,
Cost of Revenues by Country	2025	2024	Change ($)	Change (%)
	(in thousands)
United States	-	174	(174)	(100)%
Total for continuing operations	$-	$174	$(174)	(100)%

Discontinued Operations:
Netherlands	$-	$115	$(115)	(100)%
Poland	-	101	(101)	(100)%
Romania	-	2,304	(2,304)	(100)%
Total for discontinued operations	$-	$2,670	$(2,670)	(100)%
Total for the period	$-	$2,694	$(2,694)	(100)%

Cost of revenues for continuing operations decreased by $159,000 and $174,000 for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024. The decrease was due to the operating parks in the United States being sold in November of 2024.

Cost of revenues for discontinued operations decreased by $1.6 million and $2.7 million for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024, due to all operating parks in Poland, the Netherlands, and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$3,689	$2,781	$908	33%
Total for continuing operations	$3,689	$2,781	$886	33%

Discontinued Operations:
Selling, general and administrative	$-	$2,020	$(2,020)	$(100)%
Total for discontinued operations	$-	$2,020	$(2,020)	$(100)%
Total for the period	$3,689	$4,801	$(1,112)	(23)%

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Selling, general and administrative	$5,179	$5,888	$(709)	(12)%
Total for continuing operations	$5,179	$5,888	$(731)	(12)%

Discontinued Operations:
Selling, general and administrative	$-	$5,662	$(5,662)	$(100)%
Total for discontinued operations	$-	$5,662	$(5,662)	$(100)%
Total for the period	$5,179	$11,550	$(6,371)	(55)%

Selling, general and administrative expenses for continuing operations increased by $0.9 million for the three months ended June 30, 2025, due primarily to non cash stock compensation costs of approximately $2.1 million. Selling, general and administrative expenses for continuing operations decreased $0.7 million for the six months ended June 30, 2025 compared to the same period in 2024. The majority of this decrease was from a decrease in compensation costs, consulting expenses, insurance and the accounting and legal costs associated with audit preparation and Nasdaq listing costs during 2024 offset by the stock compensation costs during the period.

Selling, general and administrative expenses for discontinued operations decreased by $2.0 million and $5.7 million for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024, due to Solis being sold on October 3, 2024.

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

	Three Months Ended June 30,
	2025	2024	Change ($)		Change (%)
	(in thousands)
Development Cost	$-	$-	$(	)	(100)%
Total for continuing operations	$-	$-	$(	)	(100)%
Total for the period	$-	$-	$(	)	(100)%

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Development Cost	$-	$7	$(7)	(100)%
Total for continuing operations	$-	$7	$(7)	(100)%
Total for the period	$-	$7	$(7)	(100)%

There were no development costs for discontinued operations for the three and six months ended June 30, 2025.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$-	$50	$(50)	(100)%
Total for continuing operations	$-	$50	$(50)	(100)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$493	$(493)	(100)%
Total for discontinued operations	$-	$493	$(493)	(100)%
Total for the period	$-	$543	$(543)	(100)%

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$130	$120	$10	8%
Total for continuing operations	$130	$120	$10	8%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$991	$(991)	(100)%
Total for discontinued operations	$-	$991	$(991)	(100)%
Total for the period	$130	$1,111	$(981)	(88)%

Depreciation and amortization and accretion expense for continuing operations decreased by $50,000 and increased by $10,000 for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024. This was primarily driven by the amortization for the intangible assets acquired in the Liion transaction December 2024, and the sale of the assets that related to the 2024 charge.

There was no depreciation, amortization and accretion expenses for discontinued operations throughout 2025 compared to the same period in 2024, due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Gain on Disposal of Assets

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Gain on sale of continuing operations	$11,924	$-	$11,924	100%
Total for continuing operations	11,924	$-	$11,924	100%

Discontinued Operations:
Gain on disposal of asset	$-	$-	$-	-%
Costs related to disposal of asset	-	-	-	-%
Total for discontinued operations	$-	$-	$-	-%
Total for the period	$11,924	$-	$11,924	100%

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Gain on sale of continuing operations	$15,513	$-	$15,513	100%
Total for continuing operations	15,513	-	15,513	100%

Discontinued Operations:
Gain on disposal of asset	$-	$3,374	$(3,374)	(100)%
Costs related to disposal of asset	-	(1,200)	(1,200)	100%
Total for discontinued operations	$-	$2,165	$(2,165)	(100)%
Total for the period	$15,513	$2,165	$13,348	616%

On April 29, 2025, the LiiON asset purchase agreement was rescinded, resulting in a disposal of assets. There were no costs incurred to complete the transaction. The Company recorded a loss of $33,700 in the income statement for the three months ended June 30 in relation to the transaction.

On March 25, 2025, the Company sold its subsidiaries in Spain to AEG, a related party. There were no costs incurred to complete the transaction. As a result of the Transaction, the Company recorded a gain on the sale of $3.5 million and removed approximately $3 million in debt and payables related to MH02’s activities (See footnote 16).

On May 7, 2025, the Company sold AEG MH 02 Limited (“MH02”) and all its subsidiaries to third parties. There was no cost incurred to complete the sale. As a result of the Transaction, the Company recorded a gain on the sale of $11.9 million and removed approximately $18.3 million in debt and payables related to MH02’s activities (See Footnote 18).

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

Interest Expense, Other Income, and Other Expense

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Interest expense	$(1,250)	$(809)	$(441)	(55)%
Fair value movement on convertible note	(882)	(182)	(700)	(100)%
Warrant issuance cost	(753)	-	(753)	(100)%
Fair value movement on warrant	162	-	162	100%
Loss on issuance of debt	-	(948)	948	100%
Other expense	(232)	-	(278)	(100)%
Other income	(46)	3	(3)	(100)%
Total for continuing operations	$(3,001)	$(1,936)	$1,065	55%

Discontinued Operations:
Interest income/(expense)	$-	$(2,006)	$2,006	100%
Other expense	-	-		-%
Total for discontinued operations	$-	$(2,006)	$2,006	100%
Total for the period	$(3,001)	$(5,242)	$(2,241)	43%

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Net interest expense	$(3,440)	$(2,264)	$(1,181)	(53)%
Loss on debt issuance	-	(948)	948	100%
Fair value movement on FPA asset	-	(483)	483	100%
Gain on extinguishment of debt	-	179	(179)	(100)%
Fair value movement on convertible note and warrant	(887)	(182)	(705)	(387)%
Warrant issuance cost	(753)	-	(753)	(100)%
Fair value movement on warrant	162	5	157	3,140%
Other expense	(232)	(231)	(1)	(0)%
Other income	-	7	(7)	100%
Total for continuing operations	$(5,150)	$(3,917)	$(1,233)	(31)%

Discontinued Operations:
Interest income/(expense)	$-	$(6,807)	$6,807	100%
Other expense	-	-	-	-%
Total for discontinued operations	$-	$(6,807)	$6,807	(100)%
Total for the period	$(5,150)	$(10,724)	$5,574	52%

Total interest expense, other income, and other expense for continuing operations decreased by approximately $0.2 million for the three months and increased $1.0 million for six months, respectively, ended June 30, 2025 compared to the same period in 2024. The primary drivers was a net increase of $1.0 million in interest expense for the six months, as shown below.

Total interest expense, other income, and other expense for discontinued operations decreased by $2.0 million and $6.6 million for the three and six months, respectively, ended June 30, 2025 compared to the same period in 2024, due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Movement in Interest Expense

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Interest charged on debt	$800	$925	$(125)	(13)%
Debt issuance cost expense	-	405	(405)	100%
Amortization of debt discount	437	780	343	44%
Total interest expense for continuing operations	$1,237	$2,110	$873	41%

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
	(in thousands)
Interest charged on debt	$1,602	$542	$(1,060)	(196)%
Debt issuance cost expense	-	405	(405)	100%
Amortization of debt discount	1,837	1,312	(525)	(40)%
Total interest expense for continuing operations	$3,439	$2,259	$(1,180)	(52)%

Net Loss

Net income for continuing operations increased by $10 million for the three ended June 30, 2025 compared to the same period in 2024. This is primarily due to a gain on sale of the MH02 and the Italian subsidiaries of $11.9 million, offset by a increase in SG&A expense of $1 million and a reduction in interest and other expenses of $0.3 million in compared to the same period in 2024.

Net income for continuing operations increased by $12.1 million for the six ended June 30, 2025 compared to the same period in 2024. This is primarily due to a gain on sale of the MH02 and the Italian subsidiaries and the Spanish subsidiaries for a total of $15.5 million.

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Convertible debt, secured	$2,773	$2,626
Other debt	7,934	27,718
Total debt	10,707	30,344
Less current maturities	(10,707)	(28,715)
Long term debt, net of current maturities	$-	$1,629

Current Maturities	$10,707	$28,715
Debt discount	343)	(1,239)
Less net loss on issuance of convertible note & warrant	-	520
Movement in fair value	(732)	(632)
Current Maturities net of debt discount	$10,318	$27,364

Long-term maturities	$-	$1,629
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$-	$1,629

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$10	$161

Liquidity Position

Our consolidated financial statements for the three and six months ended June 30, 2025 and for the year ended December 31, 2024 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

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

On February 10, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company’s common stock, par value $0.0001 per share (the “Common Stock”) from the Nasdaq Capital Market, and Nasdaq suspended trading in the Company’s Common Stock on February 12, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate. The Company was additionally in violation of the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as disclosed on January 31, 2025, which was taken into consideration by the Panel in its Delisting Notification.

The Company’s Common Stock is currently quoted on an over-the-counter trading market.

The Company is currently working on several processes to address the going concern issue. We are working with multiple global banks and funds to secure the necessary project financing to execute our transatlantic business plan.

Financing Activities

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the year period ended December 31, 2024, $5.9 million of accrued interest was added to the existing loan balance. On May 7, 2025, AEG MH02 was sold, and the note was assumed by the Buyer. See Footnote 16 for more information. The Company had principal outstanding of $0 and $16.0 million as of June 30, 2025 and December 31, 2024, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ‘Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. On March 25, 2025, Alt Spain Holdco was sold, and the note was assumed by the Buyer. See Footnote 15 for more information. This note had a principal outstanding balance of $0.0 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note with a 10% interest maturing in March 2025 as part of the Business Combination that was completed in December 2023. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 264 shares of restricted common stock.

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 45 shares to SCAF on March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $2,350 on the date of issuance.

On April 19, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount and a warrant to purchase up to 482 shares of the Company’s common stock, at an exercise price of $2,400 per share. As of June 30, 2025 the warrant was adjusted to purchase up to 5,778 shares at an exercise price of $200 per share. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matured on April 20, 2025, bearing interest at 7% per annum, which was adjusted in April of 2025 so that the Maturity Date is December 31, 2025 and the interest rate is 12% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. This note had a principal outstanding balance of $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $2.00 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 1,063 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 and on December 5, 2024 so that as of June 30, 2025 the warrant was asdjusted to purchase up to 2,128 shares exercisable at $200 per share.  In conjunction with the transaction, the Company issued warrants for the purchase of 106 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

The Convertible Note was extended and matures on December 31, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at an adjusted rate of twelve percent (12%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $150. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). This note had a principal outstanding balance of $0.5 and $2.2 as of June 30, 2025 and December 31, 2024, respectively.

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 813 shares of Common Stock exercisable at $400 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 and on December 5, 2024, such that as of June 30, 2025, the warrant was adjusted to purchase up to 1,626 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 81 shares of common stock with an exercise price of $440 per share for their role as placement agent, which is exercisable at any time on or after April 21, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 1,520 shares of Common Stock exercisable at $300 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 so that as of June 30, 2025, the warrant was adjusted to purchase up to 2,280 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 114 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant, which as of June 30, 2025 was adjusted to purchase up to 654 shares of Common Stock exercisable at $200 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 33 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

On April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.0001. The maturity date of the 2024 Notes shall be extended to December 31, 2025. Pursuant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to 170,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $6.00 per share (the “Exercise Price”). The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

On December 4, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2024 Note”) with a maturity date in April 2025, which was extended to November 5, 2025, in the principal sum of $1,250,000. Pursuant to the terms of the 2024 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2024 Note), the 20% Original Issue Discount shall increase to 30% Original Issue Discount. The Purchase Agreement resulted in net proceeds of $1,000,000 to the Company. The 2024 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”).

On December 11, 2024, the Company entered into an agreement with LiiON LLC as part of the business acquisition for a $2,000,000 note with a maturity date of December 31, 2027. Subsequent to December 31, 2024, on April 28, 2025, the Company and LiiON LLC mutually agreed to rescind the Asset Purchase Agreement. See Footnote 5 for further information on.

On December 30, 2024, the Company assumed a $1,041,720 (€1,000,000) promissory note from AEG with a 10% interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,025,000 million from AEG maturing June 30, 2025. This note had a principal outstanding balance of $1 million as of June 30, 2025 and December 31, 2024.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This note had a principal outstanding balance of $0.5 million as of June 30, 2025 and December 31, 2024.

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Offering”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $2,812,500 (the “Notes”). The Purchase Agreement also provides for the issuance of an aggregate of 7,630 shares of common stock of the Company, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on January 23, 2025 (the “Closing Date”).

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

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025, have not been repaid as of June 30, 2025 and are therefore in default. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes.

Maxim served as the placement agent in the Offering, pursuant to the terms of a Placement Agency Agreement and received 8% of the gross proceeds of the Offering, and placement agent warrants to purchase up to 381 shares of common stock at $81.18 per share (the “Placement Agent Warrants”) and reimbursement of the legal fees of its counsel of up to $50,000. The Placement Agent Warrants will be exercisable on the six (6) month anniversary of issuance and will expire on the five (5) year anniversary of issuance.

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

On May 29, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), dated as of May 29, 2025, with an institutional investor pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2025 Note”) with a maturity date in August 2025, which was extended to November 5, 2025, in the principal sum of $312,500. Pursuant to the terms of the 2025 Note, the Company agreed to pay to the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2025 Note), the 20% Original Issue Discount shall increase by 5% per month until the Note is fully repaid. The Purchase Agreement contains customary representations and warranties by the Company and closed on the same date thereof. The Purchase Agreement resulted in net proceeds of $250,000 to the Company, which the Company intends to use for working capital purposes.

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

For the Six Months Ended June 30, 2025 compared to June 30, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
	2025	2024	Change ($)
	(in thousands)
Net cash provided by/(used in) operating activities	(1,848)	(2,420)	572
Net cash provided by/(used in) operating activities – Discontinued Operations	-	(6,531)	6,531

Net cash provided by/(used in) investing activities	-	(4,860)	4,860
Net cash provided by/(used in) investing activities – Discontinued Operations	-	66,908	(66,908)

Net cash provided by/(used in) financing activities	1,695	4,204	(2,509)
Net cash provided by/(used in) financing activities – Discontinued Operations	-	(80,495)	80,495

Effect of exchange rate on cash	2	(676)	678

Net Cash Provided by Operating Activities

Net cash provided in continuing operating activities for the six months ended June 30, 2025 compared to 2024 increased by $0.6 million. Net income increased by $15 million in 2025, which was mainly due to gains booked on sale of assets during the period. Lower SG&A costs were offset by higher other expenses for the six months ended June 30, 2025.

Net cash used in discontinued operating activities for the six months ended June 30, 2025 compared to 2024 decreased by $6.5 million due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Net Cash Used in Investing Activities

Net cash used in continuing investing activities was zero for the six months ended June 30, 2025 compared to 2024 and so decreased by $4.8 million yaer on year as the Company did not pursue any additional developments in 2025.

There was no net cash used in or provided by discontinued investing activities for the six months ended June 30, 2025 and 2024 respectively.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the six months ended June 30, 2025 compared to 2024 decreased by $2.5 million mainly driven lower operating costs in the current period due to management cost rationalization programs. The funds raised in 2025 were approximately $1.5 million of new debt.

Net cash used in discontinued financing activities for the six months ended June 30, 2025 compared to 2024 decreased by $80.5 million due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company has accrued a liability for this loss contingency in the amount of approximately $5.2 million in other payables in the financial statements, which represents the amount allegedly owed less the value provided to Sunrise by way of share issuance to reduce the amount due.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.7 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus legal costs and accrued interest. The Company has accrued a liability for this loss contingency in the amount of approximately $1.5 million, which represents the contractual amount allegedly owed. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. Subsequently, on July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, Alternus Energy Group PLC (AEG), a related party, and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. The Company intends to vigorously defend itself in this matter and has filed a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement nor is AEA a subsidiary of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 2, 2025, a convertible promissory note holder converted $1,588,693 of the October Convertible Note into 10,591 shares of unrestricted common stock valued at $150 per share.

On January 8, 2025, a convertible promissory note holder converted $202,500 of the October Convertible Note into 1,350 shares of unrestricted common stock valued at $150 per share.

On January 23, 2025, the Company issued an aggregate of 7,630 shares of common stock to six accredited investors as part of a debt financing, valued at $563,268.

On February 6, 2025, 3i converted $85,113 of the October Convertible Note into 567 shares of unrestricted common stock valued at $150 per share.

On February 11, 2025, 3i converted $150,000 of the October Convertible Note into 1,000 shares of unrestricted common stock valued at $150 per share.

On February 18, 2025, the Company issued 1 share of Series A Super Voting Preferred Stock to Mr. Vincent Browne valued at $6.00 per share.

On March 21, 2025, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to Mr. Browne valued at $6.00 per share.

On April 14, 2025 the Company issued a total of 484,100 shares of restricted common stock valued at $3,872,800, including 11,000,000 shares to Alternus Energy Group PLC, a related party, 15,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 75,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 25,000 shares to Ms. Durant, our CLO, 12,500 shares to an employee for past services rendered, 28,750 shares to Hover Energy LLC for certain assets acquired and 137,850 shares to four accredited third party debt holders.

On April 24, 2025 the Company issued an additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne.

On April 28, 2025 the Company issued a warrant to purchase up to 170,000 shares of the Company’s common stock at an exercise price of $6.00 per share to an accredited investor. The warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

On May 1, 2025 the Company issued 5,000 shares of restricted common stock to Assure Power, LLC for services pursuant to a consulting agreement, valued at $43,000.

On May 2, 2025, the Company issued 20,000 shares of common stock to SPC as a settlement fee, valued at $172,000.

On May 20, 2025 the Company issued 40,000 shares of restricted common stock to a related party, Alternus Energy Group PLC, for services rendered, valued at $224,000.

On June 30, 2025 a convertible promissory note holder converted $67,063 worth of the October Convertible Note into 29,500 shares of unrestricted common stock valued at $64 per share.

On August 4, 2025 a convertible promissory note holder converted $22,072 worth of the April/October Convertible Note into 32,838 shares of unrestricted common stock valued at $0.69 per share.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 9, 2025)
3.2	Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
3.3	Amended And Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 27, 2025)
3.4	Certificate of Designation of Series B Convertible Preferred Stock, dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
4.1	Form of Warrant Certificate that was issued by the Registrant to Clean Earth Acquisitions Sponsor LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-276630), filed with the Securities and Exchange Commission on January 19, 2024)
4.2	Form of Note issued by the Registrant dated January 21, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
4.3	Form of Placement Agent Warrant issued by the Registrant on January 21, 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
4.4	Form of Note. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
4.5	Form of Private Placement Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
4.6	Form of Note issued by the Registrant to the Investor dated June 6, 2025 (incorporated by reference to the Registrant’s Form 10Q for the three months ended March 31, 2025 (File No. 001-41306), filed with the Securities and Exchange Comission on June 30, 2025)
4.7	Form of 20% Original Issue Discount Unsecured Convertible Promissory Note issued by Alternus Clean Energy, Inc. ((incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on September 24, 2025)
10.1	Form of Securities Purchase Agreement dated January 21, 2025 by and between the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.2	Form of Registration Rights Agremeent dated January 21, 2025 by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.3	Form of Lock-Up Agreement by and among the Company and the Purchasers dated January 21, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.4	Form of Placement Agency Agreement by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 24, 2025)
10.5	Form of Note Purchase Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.6	Letter Agreement by and between the Company and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.7	Rescission and Release Agreement dated May 1, 2025 by and between the Company and LiiON, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.8	Consulting Agreement dated May 1, 2025 by and between the Company and Assure Power LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.9	Settlement Agreement and Stipulation dated April 28, 2025 by and between the Company and Southern Point Capital Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.10	Note Purchase Agreement by and among the Registrant and Investor dated June 6, 2025 (incorporated by reference to the Registrant’s Form 10Q for the three months ended March 31, 2025 (File No. 001-41306), filed with the Securities and Exchange Comission on June 30, 2025)
10.11	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 24, 2025)
10.12	Joint Venture Operating Agreement, by and among Alternus Clean Energy Inc. and Hover Energy LLC dated September 30, 2025 (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
10.13	Securities Purchase Agreement dated September 30, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
10.14	Settlement Agreement dated September 30, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2025	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 3, 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	November 3, 2025
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	November 3, 2025
Aaron T. Ratner

/s/ Nicholas Parker	Director	November 3, 2025
Nicholas Parker

/s/ Tone Bjornov	Director	November 3, 2025
Tone Bjornov

/s/ Rolf Wikborg	Director	November 3, 2025
Rolf Wikborg

/s/ John Thomas	Director	November 3, 2025
John Thomas