Form 10-Q
period 2025-09-30
Alternus Clean Energy, Inc.
filed 2026-04-27
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000 New York, NY 10004	(212) 739-0727
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	OTC Pink Market
Warrants, each whole warrant exercisable into one share of Common Stock	ACLEW	OTC Pink Market

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

As of April 24, 2026, the registrant had a total of 724,658 shares of its common stock, par value $0.0001 per share, issued and outstanding.

ALTERNUS CLEAN ENERGY, INC.

INDEX TO FORM 10-Q

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$39	$161
Prepaid expenses and other current assets	-	131
Taxes recoverable	9	347
Total Current Assets	48	639

Capitalized costs	-	4,775
Intangible assets	37,980	1,554
Goodwill	18,964	241
Long-term prepaid expenses	518	518
Total Assets	$57,510	$7,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,445	$9,799
Accrued liabilities	3,262	2,371
Taxes payable	-	14
Operating lease liability	-	28
Convertible notes measured at fair value	8,813	1,702
Short term convertible and non-convertible promissory notes, net of debt issuance costs	7,908	24,851
Derivative liability - warrants	1,268	811
Other payables	5,188	-
Total Current Liabilities	34,884	39,576

Long term convertible and non-convertible promissory notes, net of debt issuance costs	-	1,629
Operating lease liability, net of current portion	-	407
Total Liabilities	34,884	41,612

Shareholders’ Deficit
Series A Preferred stock, $0.0001 par value, 60,000 authorized as of September 30, 2025 and December 31, 2024. 60,000 issued and outstanding as of September 30, 2025 and 0 as at December 31, 2024.	60	-
Series B Preferred stock, $0.0001 par value, 21,150 authorized as of September 30, 2025 and December 31, 2024. 21,150 issued and outstanding as of September 30, 2025 and 0 as at December 31, 2024.	32,278	-
Common stock, $0.0001 par value, 600,000,000 authorized as of September 30, 2025 and 300,000,000 authorized as of December 31, 2024; 690,283 issued and outstanding as of September 30, 2025 and 25,189 issued and outstanding as of December 31, 2024.	0	-
Additional paid in capital	44,289	35,927
Foreign currency translation reserve	(2,585)	(2,679)
Accumulated deficit	(71,827)	(67,133)
Shareholders’ Equity (Deficit) attributable to parent	2,215	(33,885)
Noncontrolling interest	20,411	-
Total Shareholders’ Equity (Deficit)	22,626	(33,885)
Total Liabilities and Shareholder’ Equity (Deficit)	$57,510	$7,727

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$-	$93	$-	$280

Operating Expenses
Cost of revenues	-	(47)	-	(71)
Selling, general and administrative	(984)	(1,524)	(6,163)	(7,204)
Depreciation, amortization, and accretion	-	(52)	(130)	(175)
Development costs	-	(741)	-	(748)
Gain on sale of subsidiaries	-	-	15,513	-
Total operating income/ (expenses)	(984)	(2,364)	9,220	(8,198)

Income/(loss) from operations	(984)	(2,271)	9,220	(7,918)

Other income/(expense):
Interest expense	(399)	(1,572)	(3,839)	(4,854)
Fair value movement of FPA Asset	-	-	-	(483)
Fair value movement of convertible notes	(1,377)	1,079	(2,263)	898
Debt restructuring costs	-	-	(753)	-
Fair value movement of warrant derivative liability	(676)	-	(514)	-
Gain on settlement of payables	426	-	426	-
Loss on settlement of liabilities	(151)	-	(151)	-
Loss on settlement of SAA with Hover	(2,025)	-	(2,025)	-
Loss on issuance of debt	(19)	-	(19)	(948)
Loss on extinguishment of debt	(3,404)	-	(3,404)	179
Provision for loss from related party	(1,139)	-	(1,139)	-
Other expense	-	-	(232)	(8)
Other income	-	64	-	67
Total other expenses	(8,765)	(429)	(13,914)	(5,149)
Income / (Loss) before provision for income taxes	(9,749)	(2,700)	(4,694)	(13,067)
Income taxes	-	-	-	-
Income / (Loss) from continuing operations	(9,749)	(2,700)	(4,694)	(13,067)

Discontinued operations:
Gain/(loss) from operations of discontinued business component	-	(1,735)	-	(6,950)
Gain/(loss) on sale of discontinued operations, net assets	-	(635)	-	1,531
Income/(loss) from discontinued operations	-	(2,370)	-	(5,419)
Net income/(loss) for the period	$(9,749)	$(5,070)	$(4,694)	$(18,486)

Basic & diluted earnings/(loss) per share of common stock:
Continuing operations, basic and diluted	(14.48)	(163.08)	(11.69)	(789.26)
Discontinued operations, basic and diluted	-	(143.15)	-	(327.31)
Total loss per share of common stock, basic and diluted	(14.48)	(306.23)	(11.69)	(1,116.58)
Weighted-average common stock outstanding, basic & diluted	673,133	16,556	401,699	16,556

Comprehensive income / (loss):
Net income / (loss)	(9,749)	(5,070)	(4,694)	(18,486)
Foreign currency translation adjustment	(100)	(2,659)	94	(3,379)
Comprehensive income/(loss)	$(9,849)	$(7,729)	$(4,600)	$(21,865)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at June 30, 2024	-	$-	3,273,067	$8	$28,195	$(3,644)	$(101,627)	$(77,068)	$-	$(77,068)
Conversion of Debt	-	-	18,456	-	108	-	-	108		108
Shares Issued for Joint Venture Agreement	-	-	200,000	1	2,000	-	-	2,001		2,001
Foreign currency translation adjustment	-	-	0	-	-	(2,659)	-	(2,659)		(2,659)
Net Loss	-	-	-	-	-	-	(5,070)	(5,070)		(5,070)
Balance at September 30, 2024	-	$-	3,491,523	$9	$30,303	$(6,303)	$(106,697)	$(82,688)	$-	$(82,688)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at June 30, 2025	60,000	$60	628,092	$0	$43,367	$(2,485)	$(62,078)	$(21,135)	$-	$(21,135)
Stock compensation	-	-	-	-	-	-	-	-	-	-
Shares issued related party	-	-	-	-	-	-	-	-	-	-
Shares issued in conversion of debt	-	-	62,191	0	62	-	-	62	-	62
Consideration for EverOn transaction	21,150	32,278	-	-	860	-	-	33,138	20,411	53,549
Foreign currency translation adjustment	-	-	-	-	-	(100)	-	(100)	-	(100)
Net Loss in period	-	-	-	-	-	-	(9,749)	(9,749)	-	(9,749)
Balance at September 30, 2025	81,150	$32,338	690,283	$0	$44,289	$(2,585)	$(71,827)	$2,215	$20,411	$22,626

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at January 1, 2024	-	$-	2,876,215	$7	$27,874	$(2,924)	$(88,211)	$(63,254)	$-	$(63,254)
Settlement of related party debt for shares	-	-	319,600	1	9,657	-	-	9,658	-	9,658
Conversion of Debt	-	-	71,256	-	1,137	-	-	1,137	-	1,137
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)	-	(10,633)
Stock Compensation for Third Party Services	-	-	24,452	-	268	-	-	268	-	268
Shares Issued for Joint Venture Agreement	-	-	200,000	1	2,000	-	-	2,001	-	2,001
Foreign currency translation adjustment	-	-	-	-	-	(3,379)	-	(3,379)	-	(3,379)
Net Loss	-	-	-	-	-	-	(18,486)	(18,486)	-	(18,486)
Balance at September 30, 2024	-	$-	3,491,523	$9	$30,303	$(6,303)	$(106,697)	$(82,688)	$-	$(82,688)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at January 1, 2025	-	$-	25,189	$-	$35,927	$(2,679)	$(67,133)	$(33,885)	$-	$(33,885)
Shares issued for Conversion of Debt	-	-	106,375	-	2,325	-	-	2,325	-	2,325
Settlement of Payables for Shares	-	-	3,239	-	415	-	-	415	-	415
Shares issued for Debt Issuance Costs	-	-	38,880	-	813	-	-	813	-	813
Stock compensation	-	-	262,500	-	2,100	-	-	2,100	-	2,100
Shares issued related party	-	-	201,600	-	1,417	-	-	1,417	-	1,417
Shares Issued to third party for services	-	-	33,750	-	270	-	-	270	-	270
Shares Issued under 3a(10) debt settlement	-	-	20,000	-	172	-	-	172	-	172
Shares Returned on Recission of Liion Acquisition	-	-	(1,250)	-	(10)	-	-	(10)	-	(10)
Issuance of Preferred equity shares to Officer	60,000	60	-	-	-	-	-	60	-	60
Consideration for EverOn transaction	21,150	32,278	-	-	860	-	-	33,138	20,411	53,549
Foreign currency translation adjustment	-	-	-	-	-	94	-	94	-	94
Net Loss	-	-	-	-	-	-	(4,694)	(4,694)	-	(4,694)
Balance at September 30, 2025	81,150	$32,338	690,283	$-	$44,289	$(2,585)	$(71,827)	$2,215	$20,411	$22,626

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income/(loss)	$(4,694)	$(18,486)
Income/(loss) from discontinued operations, net of tax	-	5,419
Loss from continuing operations	$(4,694)	$(13,067)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operations:
Depreciation, amortization and accretion	130	175
Amortization of debt discount	1,972	1,767
Stock compensation costs	2,160	-
Credit loss expense	-	2
Share-based compensation to third parties	443	268
Gain on foreign currency exchange rates	258	(119)
Fair value movement of FPA asset	-	483
Fair value movement of convertible debt	2,263	(603)
Debt restructuring costs	753	-
Fair value movement in warrant liability	514	(295)
Loss on issuance of debt	19	948
(Gain) / loss on debt settlement	(311)	-
(Gain)/loss on debt extinguishment	3,404	(179)
Loss on settlement of SAA	2,025	-
Impairment of amounts due from related party	1,139	-
Development costs	-	748
(Gain)/loss on disposal of assets	(15,513)	1,378
Non-cash operating lease assets	-	23
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and other short-term receivables	-	2,000
Prepaid expenses and other assets	114	(31)
Accounts payable	766	4,595
Accrued liabilities	2,237	(121)
Operating lease liabilities	-	(23)
Related party	-	231
Net Cash provided by/(used in) Operating Activities	$(2,321)	$(1,820)
Net Cash provided by/(used in) Operating Activities - Discontinued Operations	-	(4,579)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(1,504)
Capitalized Cost	-	(177)
Construction in Process	-	(4,863)
Net Cash provided by/(used in) Investing Activities	$-	$(6,544)
Net Cash provided by/(used in) Investing Activities - Discontinued Operations	-	69,019

Cash Flows from Financing Activities:
Proceeds from debt	2,219	3,229
Payments of debt principal	(21)	(2,471)
Repayments of shareholder loans	-	(120)
Proceeds from issuance of share capital	-	26
Net Cash provided by/(used in) Financing Activities	$2,198	$664
Net Cash provided by/(used in) Financing Activities - Discontinued Operations	-	(80,422)

Effect of exchange rate on cash	1	124
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(123)	$(23,558)
Cash, cash equivalents, and restricted cash beginning of the year	161	24,563
Cash, cash equivalents, and restricted cash end of the period	$39	$1,005

The accompanying notes are an integral part of these consolidated financial statements

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$-	$3,197
Taxes	-	521

Non-cash investing and financing activities:
Shares issued for conversion of debt	2,325	1,137
Shares issued for settlement of debt	415	9,836
Shares issued as compensation to third parties	171	268
Shares issued for JV with Hover	-	2,000
10,000 Preferred Shares issued to officer	60	-
Fair value of Series B Preferred Shares issued for SAA settlement	1,755	-
Fair value of Series B Preferred Shares issued for business combination	30,523	-
Noncash reduction of debt and non-current lease liability from sale of Spanish subsidiary	3,197	-

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

Alternus Clean Energy Inc. is a holding company that operates through the following 8 subsidiaries as of September 30, 2025:

	Principal	Date Acquired /		Country of
Subsidiary	Activity	Established	ALTN Ownership	Operations
Alternus Europe Limited f/k/a AEG JD 03 Limited	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Clean Energy, Inc.	Luxembourg
Alt Alliance LLC	Holding Company	September 2023	Alternus Clean Energy, Inc.	USA
AEG MH 04 Limited	Holding Company	16 January 2024	Alternus Lux 01 S.a.r.l.	Ireland
ALT POL HC 02 sp. z.o.o.	Holding Company	20 January 2023	Alternus Europe Limited	Poland
ALANTEAN LLC	Joint Venture	10 April 2024	Alt Alliance LLC	USA
BESS LLC	Holding Company	10 December 2024	Alternus Clean Energy, Inc.	USA
EverOn Energy LLC	Joint Venture	24 March 2025	Alternus Clean Energy, Inc.	USA

2. Going Concern and Management’s Plans

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss from continuing operations of approximately ($9.7) million and ($4.7) million for the three and nine months ended September 30, 2025  respectively. The Company had total shareholders’ equity of  $22.6 million as of September 30, 2025 , of which $2.2 million is attributable to the Parent, and a deficit of $(33.9) million as of December 31, 2024. The Company had approximately $39,000 of unrestricted cash on hand as of September 30, 2025.

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

A Form 25-NSE was filed with the Securities and Exchange Commission (“SEC”), which removed the Company’s securities from listing on Nasdaq. The Company’s Common Stock is currently quoted on the OTC trading market. However, there can be no assurance that the Company’s Common Stock will continue to trade on any over-the-counter trading market.

The Company is currently taking several steps to begin to alleviate the going concern issue. We are working with existing shareholders and various funds as well as local and international banks in an attempt secure the necessary financing to execute on our business plan. The Company has sold or discontinued non-strategic businesses, operations, and assets in order to eliminate significant indebtedness and has reported an improvement in shareholder equity for the nine months ended September 30, 2025.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned and majority-owned subsidiaries and entities consolidated as variable interest entities ("VIEs") for which the Company has been determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated financial statements from the effective date of acquisition or up to the effective date of disposal, as appropriate. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Impact of Warrants	2,826,877	-	3,578,268	-
2024 convertible notes	419,684	-	312,872	-
OID notes	2,296,415	-	143,555	-
Total	5,542,976	-	4,034,695	-

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

As of September 30, 2025, a summary of the Company’s assets and liabilities measured at fair value on a recurring basis is as follows, in thousands:

	Fair Value Measurement
	(in thousands)
	Level 1	Level 2	Level 3	Total
Convertible notes measured at fair value	$-	$-	$8,813	$8,813
Derivative Warrant Liability	-	-	1,268	1,268
Total	$-	$-	$10,080	$10,080

Valuation Techniques

●	Convertible Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

As the remaining balances on the convertible notes issued April 19, 2024 and October 1, 2024 have identical terms and maturity dates, the Company grouped them together. The Company measures the April 19, 2024 and October 1, 2024 convertible notes, and April 19, 2024 private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of September 30, 2025:

Convertible
Loan Notes
Risk-free rate	3.71%
Underlying stock price	$0.70
Expected volatility	55%
Term (years)	0.25
Dividend yield	0%

The Company measures the April and October private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of September 30, 2025:

Warrant
Liability
Risk-free rate	3.78%
Underlying stock price	$0.70
Expected volatility	55%
Term (years)	4.81
Dividend yield	0%

The following table presents changes of the convertible notes measured at fair value with significant unobservable inputs (Level 3) as of September 30, 2025. As the terms of the notes are mostly identical the Company has combined the amounts as shown below:

	Convertible	Convertible	Convertible	OID
	Notes	Notes	Notes	Convertible
	April 2024	October 2024	Total	Notes	Total
	(in thousands)
Balance at December 31, 2024	$356	1,346	1,702	-	1,702
Conversions in period	-	(2,058)	(2,058)	-	(2,058)
Movement in fair value	(29)	835	806	-	806
Balance at March 31, 2025	327	123	450	-	$450
Conversions in period			(52)	-	(52)
Reclass of accrued interest to convertible note			316	-	316
Movement in fair value			887	-	887
Balance at June 30, 2025			1,601	-	$1,601
Notes reclassified upon reevaluation of embedded features			-	1,975	1,975
Loss from extinguishment on July 1, 2025			-	3,404	3,404
New convertible notes issued at fair value			-	519	519
Conversions in period			(62)	-	(62)
Movement in fair value			8	1,368	1,376
Balance at September 30, 2025			$1,547	$7,265	$8,813

Refer to footnote 12 for a description of the fair value methodology and assumptions applied to determine the fair value of the OID Convertible Notes.

The following table presents changes of warrants issued with significant unobservable inputs (Level 3) as of September 30, 2025, in thousands:

	Warrants
	Issued with	April 2025
	Convertible Notes	Warrants	Total
Balance at December 31, 2024	$811	$-	811
Fair value of warrants issued as finance charge	-	753	753
Movement in fair value	(811)	(162)	(973)
Balance at June 30, 2025	$-	$591	$591
Movement in fair value	875	(198)	677
Balance at September 30, 2025	875	393	$1,268

Warrants Issued in April 2025:

On April 28, 2025 the Company issued warrants, as contractually adjusted due to the 2025 Stock Split, to purchase up to 1,199,295 shares of the Company’s common stock at an exercise price of $0.85 per share. The warrants are exercisable immediately and will expire on October 28, 2030. The warrants may be exercised on a cashless basis in the event of a fundamental transaction involving the Company or if the resale of the shares of Common Stock underlying the warrants are not covered by a registration statement. The exercise price is subject to full ratchet antidilution protection, subject to certain price limitations and certain exceptions, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. The 1,199,295 warrants issued to 3i contain features that independently and collectively require it to be classified as a derivative liability. As a result, the warrants must be measured at fair value at issuance and remeasured to fair value at each reporting date, with changes in value recorded in earnings. Because the warrants were issued in connection with an amendment to the 3i convertible notes which are accounted for using the fair value option, the Company initially recognized a finance charge of $753,004 the upon issuance. Periodic changes after the initial issuance are recognized through earnings.

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

6. Formation of EverOn Energy Joint Venture and Consolidation of Variable Interest Entity

Background and Transaction Overview

Strategic Alliance Agreement. Prior to September 30, 2025, the Company (via its wholly owned subsidiary Alt Alliance LLC) and Hover (collectively, the "Parties") were parties to a Strategic Alliance Agreement (the "SAA") pursuant to which the Company provided funding support for Hover's development of Microgrid Projects in return for Hover’s commitment to present projects having a defined value to the Company (i.e., for first right of consideration for purchase, lease, etc.).

Joint Venture Formation. On March 24, 2025, the Company incorporated a new legal entity (the “JV”) with no assets or operations for the purpose of entering into a future joint venture operating agreement (“JVOA”) with Hover. On September 30, 2025 (the “Transaction Date”), the Company and Hover finalized the JVOA and contemporaneously terminated the preexisting SAA. Under the terms of the JVOA:

●	Hover contributed its portfolio of developed Microgrid Projects and related customer relationships in exchange for a 49% equity (“Member”) interest in the JV.

●

The Company retained a 51% interest in the JV in exchange for (i) 20,000 shares of Series B Convertible Preferred Stock (“Series B”) of the Company with a fair value of approximately $30.5 million issued to Hover, (ii) developed software contributed to the JV with a fair value approximately $0.9 million, and (iii) approximately $5.2 million of costs previously capitalized under the SAA that were subsumed into the fair value of the projects contributed by Hover.

●	The JV entered into (i) separate Master Services Agreements with each of the Company and Hover and (ii) an Equipment Supply Agreement with Hover.

Master Services Agreements. Concurrently with the execution of the JVOA, the JV entered into separate Master Services Agreements (“MSAs”) with the Company and Hover. As further described below, it was not until the MSAs were executed – which provided the JV with an assembled skilled workforce capable of processing the contributed inputs to generate outputs – that the JV first met the definition of a “business” under ASC 805.

Execution of JVOA. On September 30, 2025, the Company entered into and closed a Securities Purchase Agreement (“SPA”) and a Joint Venture Operating Agreement (“JVOA”) with Hover Energy LLC (“Hover”), a Delaware company engaged in the business of developing, manufacturing and deploying distributed generation renewable energy projects featuring Hover wind powered generators together with varied generation and storage technologies (“Microgrid Projects”), pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV (together, the transaction hereinafter shall be referred to as the “Joint Venture”).

Additionally, one of the Company’s subsidiaries, Alt Alliance LLC, entered into a Settlement Agreement with Hover related to the termination of the Strategic Alliance Agreement dated October 31, 2023 (“SAA”) as the Joint Venture has superseded the SAA. As part of the settlement, the Company agreed to repay the total outstanding amount of $5.2 million, including the reinstitution of $1.4 million of value that the Company previously paid in restricted shares of common stock that had declined in value from the time of issuance through the September 30, 2025 settlement date, owed to Hover under the SAA through the following methods: i) $1.2 million through the issuance of 1,150 shares of Series B, ii) $1.7 million by Southern Point Capital through the settlement agreement and stipulation as previously disclosed in the Company’s SEC Current Report on Form 8-K filed on May 2, 2025, and iii) $2.3 million to be repaid in cash by the Company as mutually agreed upon by both parties from time to time. Upon preparation of a third party valuation, the Series B shares were determined to have a fair value of $1.8 million and therefore, together with the agreed repayment for the decreased value of shares previously issued, resulted in a loss on settlement of the pre-existing liability amounting to $2.0 million.

In connection with the JVOA, the Company issued 20,000 shares of Series B to Hover preliminarily valued at $1,526 per share for an aggregate value of approximately $30.5 million. Together with the contribution of $5.2 million in value attributed to Hover’s costs reimbursed by the Company pursuant to the pre-existing SAA, and $0.9 million in contributed software, the total consideration paid for the Company’s 51% interest was $36.5 million and the preliminary estimated fair value of Hover’s 49% non-controlling interest was determined to be $20.4 million. The Joint Venture brings in a substantial pipeline of Wind Powered Microgridstm projects and clients in the UK and the US, and the Company believes that the Joint Venture will immediately improve Company’s stockholder’s equity. The Company has initially determined the enterprise value to be approximately $56.9 million, however the final enterprise value of the JV is subject to completion and final reviews of the third party valuation.

CONSOLIDATION – VARIABLE INTEREST ENTITY

(a)	VIE Determination

The Company evaluated the JV for consolidation under ASC 810, Consolidation. An entity is considered a variable interest entity ("VIE") if, by design, it (i) has insufficient equity investment at risk to finance its activities without additional subordinated financial support, (ii) has equity investors that, as a group, lack the ability to make decisions about the entity's activities through voting or similar rights, lack the obligation to absorb expected losses, or lack the right to receive expected residual returns, or (iii) has voting rights that are disproportionate to the economic interests of the equity investor and the entity's activities are conducted on behalf of an investor with disproportionately few voting rights.

The Company concluded that the JV is a VIE because it was capitalized with insufficient equity at risk — that is, the equity contributions at inception were not sufficient to finance the JV's projected activities without the expectation of additional subordinated financial support from its members. This conclusion was based on a quantitative and qualitative assessment of the JV's projected operational funding requirements relative to its initial equity capitalization.

(b)	Primary Beneficiary Determination

Under ASC 810-10-25-38A, the primary beneficiary of a VIE is the entity that has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it is the primary beneficiary of the JV based on the following analysis:

1. Power Criterion: The JV Operating Agreement grants the Company certain tie-breaking governance rights over all significant operating and financial decisions of the JV, including those decisions most likely to have the greatest impact on the JV's economic performance. Hover does not hold substantive participating rights that would overcome the Company’s power over such activities.

2. Economic Criterion: The Company’s obligation to absorb losses and right to receive benefits is consistent with its 51% equity interest and, in conjunction with its governance rights, exceeds that of Hover’s 49% interest. Accordingly, the Company’s economic exposure is more significant than Hover’s relative to the JV as a whole.

As a result of this assessment, the Company consolidates the JV in its consolidated financial statements with Hover's 49% interest presented as a non-controlling interest (“NCI”) in equity.

(c)	Reassessment

The Company will reassess, each reporting period, whether it continues to be the primary beneficiary of the JV upon the occurrence of reconsideration events, including any change in the governing documents, contractual arrangements, or economic interests of the JV.

(d)	Nature of Assets, Liabilities, and Restrictions

The consolidated balance sheet as of September 30, 2025 reflects the assets and liabilities of the JV based on a preliminary purchase price allocation. The assets of the JV can only be used to settle the obligations of the JV and are not available for the general use of the Company. The liabilities of the JV do not have recourse to the general credit of the Company beyond any commitments made in its capacity as a Member.

ACCOUNTING FOR THE ACQUISITION AS A BUSINESS COMBINATION

(a)	Application of the Acquisition Method

The Company’s obtaining control of the JV as primary beneficiary on the Transaction Date was accounted for as a business combination under ASC 805, Business Combinations. Although the assets and processes initially contributed to the JV by the Company and Hover, considered in isolation, did not meet the definition of a business as defined in ASC 805, the JV first met the definition of a business — and the Company first obtained control — at the moment the JV simultaneously entered into the MSAs with both Parties. The MSAs provided the JV with an assembled skilled workforce, which, combined with the contributed inputs and processes, enabled the JV to produce outputs for the first time. This represented the first point in time at which (i) all three elements of a business (inputs, processes, and the ability to generate outputs) were present, and (ii) the Company exercised control over a business through the JVOA. Accordingly, September 30, 2025 represents the acquisition date for purposes of ASC 805.

(b)	Identification and Measurement of Consideration Transferred

Under the acquisition method, the consideration transferred is measured at fair value as of the acquisition date. The total consideration transferred for the Company’s 51% interest, together with the fair value of the noncontrolling interest (Hover’s 49%), constitutes the total fair value of invested capital of the JV. The components of consideration transferred and the derivation of total invested capital are summarized below (in thousands):

Consideration transferred - Company's 51% Interest:

Series B Convertible Preferred Stock issued to Hover	$30,523
OASIS Software contributed to JV at fair value	860
Capitalized development costs subsumed	5,150
Total Consideration for Company's 51%	$36,533
Fair Value of NCI (i.e., Hover's 49% Interest)	20,411
Total Fair Value of Invested Capital	$56,944

The preferred stock issued to Hover is based on a preliminary third-party valuation of $30.5 million at the Transaction Date. The $5.2 million of capitalized development costs represents amounts previously accrued by the Company under the SAA that were absorbed into the purchase price allocation as part of Hover's project contributions. The NCI was measured at fair value of $20.4 million based on a preliminary third-party valuation.

(c)	Preliminary Purchase Price Allocation

The total fair value of invested capital of $56.9 million has been preliminarily allocated to identifiable assets and goodwill as follows. The Company has engaged a third-party valuation specialist to assist with the final purchase price allocation, which is expected to be completed within the measurement period (not to exceed one year from the acquisition date).

Identifiable Intangible Assets and Goodwill — Preliminary Purchase Price Allocation	Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$ 26,190	24
Favorable contracts	10,930	15
OASIS software	860	15
Goodwill	18,964	Indefinite
Total Fair Value of Invested Capital	$ 56,944

No liabilities were assumed in connection with the transaction. The JV had no assets other than those included in the purchase price allocation above prior to the Transaction Date. The excess of the total fair value of invested capital over the net identifiable assets acquired has been recognized as goodwill of $19.0 million, which is attributable to expected synergies and the premium paid for control of the JV. Goodwill is not deductible for income tax purposes.

(d)	Preliminary Nature of Allocation and Measurement Period Adjustments

As of the date these financial statements were issued, the purchase price allocation described above is preliminary. The final allocation may differ materially from the preliminary amounts as the Company completes its detailed review, obtains updated third-party valuations, finalizes the evaluation of the deferred tax consequences of the transaction, and gathers additional information about facts and circumstances existing as of the acquisition date. Any adjustments to the preliminary purchase price allocation will be made retrospectively as measurement period adjustments in accordance with ASC 805-10-25-17.

(e)	Noncontrolling Interest (“NCI”)

The NCI, representing Hover's 49% equity interest in the JV, has been recognized at its acquisition-date fair value of $20.4 million. Subsequent to the acquisition date, the carrying amount of the NCI will be adjusted for its proportionate share of the JV's net income (loss) and other comprehensive income (loss), and for any capital contributions or distributions made by or to Hover.

(f)	Supplemental Pro Forma Information

The following unaudited supplemental pro forma information presents the combined results of operations of the Company and JV as if the acquisition occurred on January 1, 2024 – the beginning of the earliest period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition been completed on that date nor is it indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pro forma revenues	$0	$93	$0	$280
*Pro forma net income (loss)	$(10,355)	$(5,551)	$(6,263)	$(19,649)

*Presented on a consolidated company basis before allocation of losses to the noncontrolling interest of $(236) for the three month periods ended September 30, 2025 and 2024 and ($707) for the nine month periods ended September 30, 2025 and 2024 relating to the noncontrolling interest holder's share of JV losses.

IDENTIFIED INTANGIBLE ASSETS

(a)	Classification and Useful Lives

In connection with the preliminary purchase price allocation, the Company identified the following finite-lived intangible assets that are subject to amortization:

	Gross Carrying Amount (in thousands)	Annual Amortization (in thousands)	Estimated Useful Life (in years)
Customer relationships	$26,190	$1,091	24
Favorable contracts	10,930	729	15
OASIS Software	860	57	15
Total Amortizable Intangibles	$37,980	$1,877

Customer Relationships ($26.2 million): Represents the fair value of Hover's preexisting customer relationships based on the multi-period excess earnings approach. The customer relationships asset is amortized on a straight-line basis over its estimated useful life of 24 years resulting in annual amortization of $1,091. There is no amortization expense recorded in the period ended September 30, 2025 as the transaction closed on the final day of the period.

Favorable Contracts ($10.9 million): Represents the fair value of favorable or below-market purchase or license terms determined using a differential cash flow method. The below-market contract intangible is amortized on a straight-line basis over the weighted-average remaining term of assumed benefit, estimated to be 15 years, resulting in annual amortization expense of $729. There is no amortization expense recorded in the period ended September 30, 2025 as the transaction closed on the final day of the period.

OASIS Software ($0.9 million): Represents the fair value of the Company’s OASIS Software contributed to the JV determined using the replacement cost method. The OASIS Software intangible is amortized on a straight-line basis over the weighted-average remaining term of assumed benefit, estimated to be 15 years, resulting in annual amortization expense of $57. There is no amortization expense recorded in the period ended September 30, 2025 as the transaction closed on the final day of the period.

IMPAIRMENT CONSIDERATIONS

(a)	Finite-Lived Intangible Assets and Long-Lived Assets

Finite-lived intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the sum of the undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the asset's fair value. As a result of the JV transaction being recorded as a business combination with identifiable assets initially recognized at fair value on the Transaction Date, no impairment indicators were identified as of September 30, 2025 with respect to the JV's finite-lived intangibles or long-lived assets.

(b)	Goodwill

Goodwill is not amortized but is tested for impairment annually, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment assessment as of December 31. The goodwill impairment test compares the fair value of the reporting unit to which the goodwill is assigned to that reporting unit's carrying amount; if the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

As the JV was formed and goodwill was recognized on September 30, 2025, the fair value of the JV reporting unit was, by definition, at least equal to its carrying amount as of the Transaction Date. Accordingly, no goodwill impairment existed at inception.

TERMINATION OF STRATEGIC ALLIANCE AGREEMENT AND PRE-EXISTING RELATIONSHIP

Upon entering into the JVOA on September 30, 2025, the SAA between the Company and Hover was simultaneously terminated. In accordance with ASC 805-10-55-21 through 55-28, the Company evaluated whether the settlement of the pre-existing SAA relationship in connection with the business combination should be recognized as a separate transaction from the business combination itself, or whether it was effectively part of the exchange for the acquired business.

At the Transaction Date, the Company owed Hover approximately $5.2 million under the SAA. The costs associated with this payable represented capitalized costs associated with the Company’s funding of Hover's costs incurred under the SAA. Because these costs incurred related to the same Microgrid Projects that Hover contributed to the JV, the capitalized costs were subsumed into the fair value of the projects contributed by Hover (i.e., it became a component of the fair value of the net assets acquired).

7. Prepaid Expenses and Other Current Assets

Prepaid and other current expenses generally consist of amounts paid to vendors for services that have not yet been performed. Other receivable consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
	(in thousands)
Prepaid expenses and other current assets	$-	$131

Total	$-	$131

8. Capitalized cost and other long-term assets

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

	September 30,	December 31,
	2025	2024
	(in thousands)
Capitalized development cost	$-	$4,775
Long-term prepaid expenses	518	518
Total	$518	$5,293

Capitalized costs relate to various projects that are at the pre-acquisition phase and capitalizable in the industry by analogy to ASC 970-360-25-2 and 25-3, that the Company expects to start to receive meaningful revenues from as they are commissioned. As the Company completes either a purchase or development of new solar parks or microgrids, these costs are added to the final asset displayed in Property and Equipment. If the Company does not close on the prospective project, these costs are written off to Development Cost on the Consolidated Statement Operations and Comprehensive Loss.

Capitalized cost as of September 30, 2025 were zero.  On September 30, 2025, the Company entered into and closed a Securities Purchase Agreement (“SPA”) and a Joint Venture Operating Agreement (“JVOA”) with Hover Energy LLC (“Hover”), see footnote 6. As part of the transaction, $5.15 million of capitalized costs, consisting of various microgrid projects in the UK and US, previously capitalized under the SAA formed part of the consideration for the transaction. . As of December 31, 2024 consisted of $1.2 million of microgrid development in the US and $3.6 million relating to the Italian projects.

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023 that will used to offset any taxes payable in the future.

9. Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accounts payable	$8,445	$9,799
Total	$8,445	$9,799

10. Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest on the Company’s debt that has accrued and has been unpaid through September 30, 2025 and as of December 31, 2024. Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
	(in thousands)
Accrued legal	$500	$500
Accrued interest	889	553
Accrued audit fees	450	500
Accrued payroll	691	22
Accrued consulting fees	142	140
Accrued tax penalties	590	590
Other accrued expenses	-	66
Total	$3,262	$2,371

11. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Taxes recoverable	$9	$347
Less: Taxes payable	-	(14)
Total	$9	$333

12. Convertible and Non-convertible Promissory Notes

Convertible notes measured at fair value

The following table reflects the Company's convertible notes measured at fair value under the ASC 825 fair value option ("FVO") election as of  September 30, 2025 and December 31, 2024:

	Convertible	Convertible	Convertible	OID
	Notes	Notes	Notes	Convertible
	April 2024	October 2024	Total	Notes	Total
	(in thousands)
Balance at December 31, 2024	$ 356	1,346	$ 1,702	-	$ 1,702
Conversions in period	-	(2,058)	(2,058)	-	(2,058)
Movement in fair value	(29)	835	806	-	806
Balance at March 31, 2025	327	123	450	-	450
Conversions in period			(52)	-	$ (52)
Reclass of accrued interest to convertible note			316	-	316
Movement in fair value			887	-	887
Balance at June 30, 2025			1,601	-	1,601
Notes reclassified upon reevaluation of embedded features			-	$ 1,975	$ 1,975
Loss from extinguishment on July 1, 2025			-	3,404	3,404
New convertible notes issued at fair value			-	519	519
Conversions in period			(62)	-	(62)
Movement in fair value			8	1,368	1,376
Balance at September 30, 2025			$ 1,547	$ 7,265	$ 8,813

April and October 2024 Convertible Promissory Notes:

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 482 shares of the Company’s common stock at an exercise price of $2,400 per share. This warrant was adjusted on November 12, 2024,  December 5, 2024 and September 2025, and as a result, as of September 30, 2025, the warrant has been adjusted to purchase up to 1,360,755 shares of the Company’s common stock at an exercise price of $0.85 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 48 shares of common stock with an exercise price of $2,636 per share and which expires on July 31, 2027, for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000 and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matured on April 20, 2025, which was extended to December 31, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bore interest at a rate of 7% per annum, which was adjusted in April of 2025 to 12% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $350. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price, as adjusted, equal to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price, as adjusted, of $0.02 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”) unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As of December 31, 2024, the outstanding principal was $0.4 million with fair value of $0.7 million at that date. The Company recorded a $0.6 million loss on movement in fair value for the year ended   December 31, 2024

As of December 31, 2024, $1.9 million of this note (including principal plus accrued interest and late fees and penalties) had been converted into 5,131 shares leaving $0.4 million of the note principal outstanding.

On April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.02. The maturity date of the 2024 Notes was extended to December 31, 2025. Pursuant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to, and as adjusted, 1,199,295 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $0.85 per share (the “Exercise Price”). The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance. There have been no conversions for this note in the nine months ended September 30, 2025. The Company has principal outstanding on the note of $0.4million as at September 30, 2025.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $400 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 1,064 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024, December 5, 2024 and in September 2025, such that as of September 30, 2025, the warrant was adjusted to purchase up to 500,377 shares exercisable at $0.85 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 106 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

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

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 813 shares of Common Stock exercisable at $400 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024,  December 5, 2024 and September 2025, such that as of September 30, 2025, the warrant was adjusted to purchase up to 382,430 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 81 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 21, 2025 and will expire on December 19, 2027.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 1,520 shares of Common Stock exercisable at $300 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 and September 2025 so that as of September 30, 2025, the warrant was adjusted to purchase up to 536,116 shares at an exercise price of $0.85 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 114 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant, which as of September 30, 2025 was adjusted to purchase up to 153,686 shares of Common Stock exercisable at $0.85 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 33 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

As of December 31, 2024, the outstanding principal was $2.2 million with fair value of $0.3 million at that date. The Company also recorded a $0.7 million loss on movement in fair value in the year ended December 31, 2024.

During the Three Months Ended September 30, 2025, $39,710 of the notes (including principal plus accrued interest and late fees and penalties) was converted into 30,000 shares of common stock.  Also during the three and nine months ended September 30, 2025 a portion, $142,857, of the remaining balance left on the these notes was purchased by a third party accredited investor (the “Assigned Convertible Note”), and a portion equal to $22,072, of the Assigned Convertible Note was converted into 32,190 shares of unrestricted common stock.

During the nine months ended September 30, 2025, given that the notes have materially the same terms and duration, the Company combined their presentation in the financial statements. During the nine months ended September 30, 2025, an aggregate of $2.1 million of the notes (including principal plus accrued interest and late fees and penalties) had been converted into 106,375 shares of common stock, leaving a principal outstanding amount of $0.6 million as of September 30, 2025. The Company recorded a $1.7 million loss on fair value movement for the nine months ended September 30, 2025..

OID Convertible Notes

On December 4, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Secure Net Capital LLC (“Secure Net”), pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2024 Note”) with a maturity date in April 2025, in the principal sum of $1,250,000. Pursuant to the terms of the 2024 Note, the Company agreed to pay to Secure Net the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2024 Note), the 20% Original Issue Discount shall increase to 30% Original Issue Discount. The Purchase Agreement resulted in net proceeds of $1,000,000 to the Company, before deducting issuance costs of $145,000. The 2024 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent ( 90%) of the Company’s common stock’s VWAP (which is the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”). The Secure Net Note Agreement was amended on March 31, 2025, April 22, 2025, May 29, 2025,  June 30, 2025, July 31, 2025 and  September 3, 2025. The terms of each of those agreements 1) increased the OID (increased to 60% as of September  30, 2025), and 2) extended the maturity date of the Note (matures on April  5, 2026 based on the most recent amendment).

On May 29, 2025, the Company entered into an additional Note Purchase Agreement (the “Purchase Agreement”), dated as of May 29, 2025, with an Secure Net Capital LLC (“Secure Net”) pursuant to which the Company issued a 20% Original Issue Discount promissory convertible note (the “2025 Note”) with a maturity date in August 2025, which was extended to November 5, 2025, in the principal sum of $312,500. Pursuant to the terms of the 2025 Note, the Company agreed to pay the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the 2025 Note), the 20% Original Issue Discount shall increase by 5% per month until the Note is fully repaid. The Purchase Agreement contains customary representations and warranties by the Company and closed on the same date thereof. The Purchase Agreement resulted in net proceeds of $250,000 to the Company, which the Company intends to use for working capital purposes.

The 2025 Note, issued pursuant to the Purchase Agreement, is convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent ( 90%) of the Company’s common stock’s VWAP (which is the three (3) Trading Days immediately prior to such Conversion Date (or the nearest preceding date)) as of the date of such conversion (the “Conversion Date”). The current 2025 Note is a senior direct debt obligation of the Company ranking pari passu with all other Notes, but subordinate and junior in right of payment to the Senior Convertible Notes originally issued to 3i, LP., and other senior or pari passu Indebtedness (as defined in the Purchase Agreement) of the Company.

In September 2025, the Company entered into two Note Purchase Agreements with two accredited investors (the “Investors”), pursuant to which the Company issued two 20% Original Issue Discount promissory convertible notes (the “September 2025 Notes”) with a maturity date of December 2025, which were subsequently extended to March of 2026, each in the principal sum of $312,500. Pursuant to the terms of the September Notes, the Company agreed to pay to the Investors the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the September 2025 Notes), the 20% Original Issue Discount shall increase 5% each month thereafter until the September 2025 Notes are fully repaid. The Purchase Agreements resulted in total net proceeds of $500,000 to the Company, which the Company is using for working capital purposes. The September 2025 Notes are convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is calculated based on the 3 Trading Days immediately prior to the date of such conversion) as of the date of conversion.  The Company has recorded $625,000 due at  September 30, 2025, being cash received of $500,000 and debt issuance costs capitalized of $125,000. The debt issuance costs are amortized over the life of the September 2025 Notes, of which $6,651 are expensed in the income statement for the period ended  September 30, 2025.  The Maturity Dates of the September 2025 Notes have been subsequently extended on a monthly basis to March 2026.

OID Convertible Notes Modification, Extinguishment and Fair Value Election

In connection with the Company’s OID Convertible Notes and other convertible debt with similar terms (the “OID Convertible Notes”), the Company evaluated the accounting implications of modifications or amendments executed during the three months ended September 30, 2025.

Original Terms

The OID Convertible Notes were originally issued with a stated maturity and included and original issue discount (“OID”) of 20% which was accreted to interest expense using the effective interest method through the quarterly period ended June 30, 2025.

Modification and Extension Feature

During the third quarter of 2025, the terms were modified to provide the Company with an option to extend the maturity date on a month-to-month basis for a cost of an additional 5% increase to the OID for each month that repayment goes beyond the stated maturity and this extension option continues for an undefined number of additional months. The Company evaluated this modification under ASC 470-50, Debt Modifications and Extinguishments.

The Company’s evaluation revealed that the change in the present value of the cash flows associated with the modified instrument, as compared to the remaining cash flows under the original terms, was substantial. Accordingly, the amendment was accounted for as a debt extinguishment as of July 1, 2025.

Embedded Derivative Evaluation

In connection with the modification, the Company also determined that change in the potential economics associated with the extension feature combined with the holder’s conversion right needed to be reassessed to determine if the embedded features were derivatives requiring bifurcation and separate accounting under ASC 815-15, Derivatives and Hedging—Embedded Derivatives. Upon reassessment, it was determined that the newly introduced extension feature combined with the holder’s conversion right has the potential to create economic returns for the holder that are not clearly and closely related to the host debt instrument was determined to be a derivative requiring bifurcation and separate accounting as a liability at fair value, with subsequent changes in fair value recognized in earnings.

Fair Value Option Election

Because the modification resulted in the introduction of an embedded derivative that would otherwise require bifurcation, the Company elected, pursuant to ASC 825-10, to apply the fair value option (“FVO”) to each of the OID Convertible Notes impacted by the incorporation of the Company option to extend maturity.

As a result of this election, the OID Convertible Notes are accounted for as a single hybrid instrument measured at fair value, with changes in fair value recognized in earnings each reporting period. The Company determined that the FVO election eliminates the requirement to separately account for the embedded derivative under ASC 815.

Extinguishment Accounting

The extinguishment was accounted for by comparing (i) the carrying amount of the OID Convertible Notes immediately prior to the modification, consisting of the outstanding principal amount less unamortized OID, to (ii) the fair value of the modified OID Convertible Notes on the modification date.

The Company recognized a loss on extinguishment of $3.4 million during the three and nine months ended September 30, 2025, representing the excess of the fair value of the modified OID Convertible Note instruments over the carrying amount of the related convertible debt on July 1, 2025 (the date of the modification).

Subsequent Fair Value Changes

Following the modification and the election of the fair value option, the OID Convertible Notes are remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement.

For the period from July 1, 2025 through September 30, 2025, the Company recognized a loss of $1.4 million related to changes in the fair value of the OID Convertible Notes, which is included in “change in fair value of financial instruments” within the consolidated statements of operations.

Valuation Methodology

The fair value of the OID Convertible Notes reflects the present value of expected future cash flows, incorporating the impact of the extension feature and the increasing OID structure, as well as market participant assumptions regarding discount rates, credit risk, and expected timing of repayment. The valuation requires significant judgment and is classified within Level 3 of the fair value hierarchy.

Valuation Inputs and Assumptions

The fair value of the OID Convertible Notes was determined using a probability-weighted discounted cash flow model that incorporates the economic effects of the extension feature, including the increasing OID structure.

Significant unobservable inputs include:

●	Expected timing of repayment or extension elections

●	Discount rate, inclusive of market participant assumptions regarding credit risk

Sensitivity Analysis

Because the valuation of the OID Convertible Notes utilizes significant unobservable inputs, the resulting fair value is inherently subjective. Changes in these inputs could result in materially different fair value measurements.

●

Discount Rate: An increase in the discount rate would generally result in a decrease in the fair value of the Convertible Notes, while a decrease in the discount rate would result in an increase in fair value.

●

Expected Term / Extension Assumptions: An increase in the expected duration of the instrument, including the likelihood of extension elections that increase OID, would generally result in an increase in the fair value of the Convertible Notes.

The Company notes that these inputs are interrelated, and changes in one input may be accompanied by changes in others. Accordingly, the sensitivity analysis above is provided for illustrative purposes and may not be indicative of actual future changes in fair value.

Credit Risk Attribution

The Company determined that no material portion of the change in fair value during the three months ended September 30, 2025 was attributable to changes in instrument-specific credit risk. The change in fair value was primarily driven by changes in expected cash flows associated with the extension feature, including the increasing OID structure, and the passage of time.

Convertible and non-convertible promissory notes, net of debt issuance costs

      The following table reflects the Company's convertible and non-convertible promissory notes, net of related discounts as of  September 30, 2025 and December 31, 2024:

	As of	As of
	September 30,	December 31,
	2025	2024
	(in thousands)

Term loans	7,958	27,719

Gross convertible and non-convertible notes	7,958	27,719

Debt discount	$(50)	$(1,239)

Total convertible and non-convertible notes, net	7,908	26,480

Current Maturities net of debt discount	$(7,908)	$(24,851)

Long-term maturities net of debt discount	$-	$1,629

The Company’s remaining debt is recorded net of debt issuance costs of $0.0 million as of September 30, 2025 and December 31, 2024, respectively. Debt issuance costs are recorded as a debt discount and amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the three and nine months ended September 30, 2025 was $0.1million and $2.0million, respectively. Interest expense from amortization of debt discounts for the three and nine months ended September 30, 2024 was $0.4 and $2.0 million, respectively.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the nine months ended September 30, 2025 and for the year ended 2024, respectively.

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

In October 2023, Alternus Energy Americas, one of the Company’s prior US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million as compensation for the extension. The compensation was charged as interest costs in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss) during the period. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 18 shares of restricted common stock, exercisable at $50 per share having a 5-year term and fair value of $86 thousand. In March 2024, The Company repaid $1.8 million in cash against the principal. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas to Alternus Energy Group plc, a related party. Prior to the transaction, Alternus Energy Americas assigned this note to the Company directly. The Company had a principal balance outstanding of $1.8 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively.

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 45 shares to SCAF in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $2,350 on the date of issuance. On July 10, 2025 SCAF was granted a motion of summary judgment for $1.6 million due under a settlement agreement, plus accrued interest to date and attorney’s fees. The Company has recorded  $1.9 million in principal, accrued interest and fees on this note as at September 30, 2025.

On December 11, 2024, BESS LLC, a wholly owned subsidiary of the Company, issued a non-interest-bearing promissory note with a principal amount of $2,000,000 as partial consideration in the Asset Purchase Agreement for the acquisition of LiiON LLC’s battery storage business. The note was issued with a maturity date of December 31, 2027. Pursuant to the requirements of ASC 805, the Note was originally recorded at its fair value of $1,537,000 (see Footnote 5) and included as partial consideration for the net assets acquired in the acquisition. On May 1, 2025 this Note was cancelled in full as part of the LiiON Rescission (See Footnote 5).

On December 30, 2024, one of the Company’s subsidiaries, Alternus Europe Ltd, assumed a €1,000,000 ($1,041,720) promissory note from a subsidiary of AEG, Alternus Fund Co Ltd, with a 120% repayment premium plus 10% accrued interest maturing July 31, 2025. This note has not been repaid and is therefore currently in default.  However, this note is part of the settlement entered into with SPC in April of 2025 (See Footnote 14 - Commitments).  Additionally, on December 31, 2024 the Company assumed multiple promissory notes totaling $1,052,50 from AEG maturing June 30, 2025 which were extended to the earlier of September 30, 2026 or the date the Company closes an equity financing of a minimum of $5 million.  In April of 2025 the Company assumed two additional promissory notes totaling $250,000 from AEG maturing on July 31, 2025 which were extended to March 31, 2026.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This was offset to debt issuance costs (Interest Expense) on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Offering”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $2,812,500 (the “Notes”). The Purchase Agreement also provides for the issuance of an aggregate of 7,630 shares of common stock of the Company, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on January 23, 2025 (the “Closing Date”). The aggregate gross proceeds to the Company were expected to be $2,250,000, before deducting placement agent fees and expenses. $580,000 of such proceeds were released on the Closing Date and the remaining amount were held in escrow, to be released to the Company upon the later of: i) filing the registration statement referenced below and ii) the date on which the Company receives a written communication from the Nasdaq Stock Market (“Nasdaq”) that Nasdaq has granted the Company an extension to meet the continued listing requirements of the Nasdaq. Because the Company received a delisting determination from the Nasdaq on February 10, 2025, the Escrow Agent disbursed the funds back to the Purchasers as provided below against cancellation of a proportional portion of each Purchaser’s Note (inclusive of original issue discount). The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025, have not been repaid as of September 30, 2025 and are therefore in default. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes. The Company has recorded $0.8 million in the financial statements to include the original issue discount and loss on debt issuance and has has accrued $64,042 in default interest for the nine months ended September 30, 2025. Maxim served as the placement agent in the Offering, pursuant to the terms of a Placement Agency Agreement and received 8% of the gross proceeds of the Offering, and placement agent warrants to purchase up to 381 shares of common stock at $81.18 per share (the “Placement Agent Warrants”) and reimbursement of the legal fees of its counsel of up to $50,000. The Placement Agent Warrants will be exercisable on the six (6) month anniversary of issuance and will expire on the five (5) year anniversary of issuance.

On April 28, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor promissory notes in the aggregate total principal amount of up to $558,000, with the first tranche of $318,000 closing immediately and the remaining $240,000 to close upon request of the Company and at the Investor’s discretion, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Notes”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note (the “Private Placement”), the Company received gross proceeds of $265,000, before fees and other expenses associated with the transaction. On May 30, 2025, a second partial tranche in the amount of $180,000 of the Notes closed, and the Company received gross proceeds of $150,000. The Company has recorded $498,000 due at September 30, 2025, being cash received of $415,000 and debt issuance costs capitalized of $83,000. The debt issuance costs are amortized over the life of the loan, of which $50,422 are expensed in the income statement for the period ended September 30, 2025.

On June 6, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a promissory note in the aggregate total principal amount of $240,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Note”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note, the Company received gross proceeds of $200,000, before fees and other expenses associated with the transaction. The Company has recorded $240,000 principal due at September 30, 2025, being cash received of $200,000 and debt issuance costs capitalized of $40,000. The debt issuance costs are amortized over the life of the loan, of which $22,308 are expensed in the income statement for the period ended  September 30, 2025

On August 7, 2025, the Company issued a promissory note to an accredited investor in the aggregate total principal amount of $144,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of August 30, 2025 (the “Note”). The Company received gross proceeds of $120,000, before fees and other expenses associated with the transaction.  The Company has recorded $144,000 due at  September 30, 2025, being cash received of $120,000 and debt issuance costs capitalized of $24,000. The debt issuance costs are amortized over the life of the loan, of which $24,000 are expensed in the income statement for the period ended  September 30, 2025.  The Note has not been repaid and is therefore currently in default. The parties are currently in discussions regarding an extension of this Note.

13. Other Payables

This represents $5.2 million due to Sunrise Development LLC a former supplier of project developement to certain subsidiaries then owned by the Company. Given the arbitration award granted to Sunrise, the Company has reclassed this payable from trade payables to other payables. (See Footnote 14).

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

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. On July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000.  The Company has accrued a liability for this loss contingency in the amount of approximately $1.7 million at  September 30, 2025 which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. The parties are currently in further settlement discussions.

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

In connection with the Agreement, on May 2, 2025, the Company issued 20,000 shares of Common Stock to SPC as a settlement fee. The issuance of Common Stock to SPC pursuant to the terms of the Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. The Agreement provides that in no event will the number of shares of Common Stock issued to SPC or its designee in connection with the Agreement, when aggregated with all other shares of Common Stock then beneficially owned by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock. The Company recorded $172,000 in other expense in the financial statements at September 30, 2025, which represents the value of the 20,000 shares issued as the settlement fee.

The Company determined that the Agreement represents a financial instrument that requires the Company to settle a fixed monetary amount by issuing a variable number of shares of its common stock. As a result, the Company is required to account for the Agreement as a liability at fair value with periodic changes in fair value recorded through earnings until the liability has been settled through the issuance of shares (i.e., in one or more tranches) that yield SPC cumulative cash receipts equal to the Settlement Amount. The fair value of this liability as of September 30, 2025 was $4,242,963 and has been recorded as within Accounts Payable in the Company’s consolidated balance sheet.

Contingencies

Guarantee of MH02 Note

In connection with the Company’s prior ownership of AEG MH02 Ltd. (“MH02”), the Company guaranteed a third-party loan (the “Note”) with an outstanding principal balance of €15.4 million ($17.4 million) as of as of May 7, 2025. On May 7, 2025, the Company completed the sale of MH02 to the lender and an additional third party (the “Buyers”). As part of the sale transaction, the lender agreed to a standstill arrangement (the “Standstill”), pursuant to which it will forbear from exercising its rights to repayment, including any remedies upon default, until such time as all solar photovoltaic projects owned by MH02 and its subsidiaries (the “Projects”) have reached ready-to-build (“RTB”) status and have subsequently been sold. Under the terms of the sale agreement, as each Project achieves RTB status, the Company (or one of its affiliates) has the option, but not the obligation, to purchase such Project at its market value, subject to a minimum price of €150,000 (approximately $175,000 USD as of September 30, 2025) per megawatt. This option is exercisable for a period of 30 days following notification that a Project has reached RTB status. If the Company does not exercise its option within that period, the Buyers may sell the Project to a third party.

The Company’s guarantee of the Note remains in effect following the sale of MH02. While the Standstill delays the lender’s ability to demand repayment, it does not extinguish the underlying obligation or the Company’s guarantee. The timing and amount of any potential payments under the guarantee are dependent on several factors, including the successful development of the Projects to RTB status, the ultimate sale proceeds realized for such Projects, and the resolution of the outstanding balance under the Note. As of September 30, 2025, the Company evaluated its guarantee under applicable accounting guidance for guarantees and contingencies. Based on the information currently available, including the status of the Projects and expected future development and disposition plans, the Company has not recorded a liability related to this guarantee. The Company has currently determined that a loss resulting from the guarantee is remote. The Company monitors developments related to the Projects and the Note and will adjust its assessment of the guarantee obligation as additional information becomes available.

15. Development Cost

Initial costs incurred in project development are capitalized and held on the balance sheet. The Company regularly reviews the status of these projects with our development partners and can decide to abandon a project if it becomes uneconomic due to various factors, for example, a change in market conditions leading to higher costs of construction, lower energy rates, political factors or otherwise where governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities, or other factors that change the expected returns on the project. Any reductions or modifications to, or the elimination of, governmental incentives, such as the renewable energy tax credits in the US, or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event that Company believes that a capitalized project is no longer viable, then the associated costs are written of as development cost in the income statement. There have been no cancellations of currently capitalized projects in the financial statements as of  September 30, 2025 and the Company accounted for $748,000 in development costs for the nine months ended September 30, 2024.

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility are immediately expensed to development costs.

16. Discontinued Operations Sold – Poland & Netherlands

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

	Three Months Ended	Nine Months Ended
Poland	September 30, 2024
	(in thousands)

Revenues	$-	$106

Operating Expenses
Cost of revenues	-	(101)
Depreciation, amortization, and accretion	-	(123)
Gain on disposal of asset	-	3,484
Total operating expenses	-	3,260

Income/(loss) from discontinued operations	-	3,366

Other income/(expense):
Interest expense	-	(688)
Other expense	-	-
Total other expenses	$-	$(688)
Income/(Loss) before provision for income taxes	$-	$2,678
Net income/(loss) from discontinued operations	$-	$2,678

Impact of discontinued operations on EPS
Net income/(loss) attributable to common stockholders, basic and diluted	$-	$2,678
Net income/(loss) per share attributable to common stockholders, basic and diluted	$-	$161.76
Weighted-average common stock outstanding, basic	-	16,555
Weighted-average common stock outstanding, diluted	-	16,555

	Three Months Ended	Nine Months Ended
Netherlands	September 30, 2024
	(in thousands)

Revenues	$-	$16

Operating Expenses
Cost of revenues	-	(115)
Depreciation, amortization, and accretion	-	(57)
Loss on disposal of asset	-	(1,222)
Total operating expenses	-	(1,394)

Income/(loss) from discontinued operations	-	(1,378)

Other income/(expense):
Interest expense	-	(113)
Other expense	-	-
Total other expenses	$-	$(113)
Loss before provision for income taxes	$-	$(1,491)
Net loss from discontinued operations	$-	$(1,491)

Impact of discontinued operations on EPS
Net loss attributable to common stockholders, basic and diluted	$-	$(1,491)
Net loss per share attributable to common stockholders, basic and diluted	$-	$(90.06)
Weighted-average common stock outstanding, basic	-	16,555
Weighted-average common stock outstanding, diluted	-	16,555

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

The notes to the financial statements have been adjusted to reflect this retroactive presentation.

Three Months Ended
Solis and Subsidiaries in Romania	September 30, 2024
(in thousands)

Revenues	$3,649

Operating Expenses
Cost of revenues	(1,374)
Selling, general, and administrative	(77)
Depreciation, amortization, and accretion	(504)
Costs of disposal of assets	(635)
Total operating expenses	(2,590)

Income from discontinued operations	1,059

Other income/(expense):
Interest expense	(3,428)
Other expense	-
Total other expenses	$(3,428)
Loss before provision for income taxes	$(2,369)
Net loss from discontinued operations	$(2,369)

17. Sale of Spanish Subsidiaries

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

18. Sale of Assets Held for Sale: MH 02 & its Subsidiaries

During the second quarter of 2025, on May 7, 2025, the Company sold AEG MH 02 Limited (“MH02”) and all its subsidiaries to two buyers. Pursuant to which, the Company entered into a Share Purchase Agreement along with its subsidiary, Alternus Europe Limited (the “Seller”), OBN Real Estate Limited (the “Majority Buyer”) and BVP Green Bond 2018 Limited (the “Minority Buyer”) (together the “Buyers”) for the sale of the entire issued share capital of AEG MH 02 Limited (“MH02”), including all of MH02’s subsidiaries: AED Italia-01 S.r.l; AED Italia-02 S.r.l; AED Italia-03 S.r.l; AED Italia-04 S.r.l; AED Italia-05 S.r.l; AED Italia-06 S.r.l; AED Italia-07 S.r.l; AED Italia-08 S.r.l; PC-Italia-01 S.r.l; PC-Italia-03 S.r.l; PC-Italia-04 S.r.l; Risorse Solari I S.r.l; and Risorse Solari III S.r.l (the “Transaction”), for a total consideration of (i) the assumption of approximately $17.6 million in debt (ii) the forbearance by the Majority Buyer on the right to claim up to €15.4 million ($17.4 million) against the Company’s guarantee until MH02’s solar projects reach ready to build status, and (iii) the right of the Company to purchase MH02’s solar photovoltaic projects at fair market value, subject to a minimum price of €150,000 per megawatt, as each project reaches ready to build status. The Majority Buyer acquired 75.5% of MH02 and the Minority Buyer acquired the remaining 24.5% of MH02’s share capital.

As part of the Transaction the Minority Buyer agreed to forbear its claim aganst AEG, and as an incentive for the parties to enter into the transaction, the Company issued 53,300 shares of restricted common stock to the Minority Buyer. The Company recorded a fair value of $0.4 million for this share issuance as receivable by AEG to the Company.

As a result of the Transaction, the Company recorded a gain on the sale of approximately $11.9 million and removed approximately $18.3 million in debt and payables related to MH02’s activities.

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

19. Shareholders’ Equity

Common Stock

As of December 31, 2024, the Company had a total of 300,000,000 shares of common stock authorized with 25,189 shares issued and outstanding. As of September 30, 2025, the Company had a total of 600,000,000 shares of common stock authorized with 690,283 shares issued and outstanding.

Reverse Stock Splits

On October 11, 2024, the Company effected a one-for-twenty five (1:25) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on October 11, 2024 (the “ 2024 Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on October 3, 2024, and deemed effective on October 11, 2024 at 12:01 a.m. Eastern Time. The 2024 Reverse Stock Split temporarily brought the Company into compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market, as required by Nasdaq Listing Rule 5550(a)(2).

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

              On February 11, 2025, a convertible note holder converted $150,000 of the October Convertible Note into 200,000 shares of unrestricted common stock valued at $0.075 per share

On April 14, 2025 the Company issued a total of 484,100 shares of restricted common stock valued at $3,872,800, including 55,000 shares to Alternus Energy Group PLC, a related party, 15,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 75,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 25,000 shares to Ms. Durant, our CLO, 12,500 shares to an employee for past services rendered, 28,750 shares to Hover Energy LLC for certain assets acquired and 137,850 shares to four accredited third party debt holders.

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

On July 15, 2025 a convertible promissory note holder converted $39,710 worth of the October Convertible Note into 30,000 shares of unrestricted common stock valued at $1.32 per share.

           On August 4, 2025 a convertible promissory note holder converted $22,072 worth of the assigned portion of the October Convertible Note into 32,190 shares of unrestricted common stock valued at $0.69 per share.

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of December 31, 2024. There were 60,000 shares of Series A Super Voting Preferred Stock (the “Series A”) and 21,150 shares of Series B Convertible Preferred Stock (the "Series B") issued and outstanding as of September 30, 2025.

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

Series B Convertible Preferred Stock

Each share of Series B has a par value of $0.0001 per share and a face value of $1,000 per share. The Series B has no stated maturity, is not entitled to receive dividends, and is not subject to any sinking fund.  The Series B is entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock.

Conversion Right.  Each share of Series B converts into a number of fully paid and non-assessable shares of Common Stock equal to the face value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after the earlier of (i) six months after the Company’s uplisting to a national exchange (the “Uplist”), or (ii) if no Uplist has occurred within the first nine months, then nine months from the Original Issue Date. The Conversion Price is $1.00 per share, subject to adjustment in accordance with the Certificate of Designation. The Series B ranks senior to the Company’s Series A Super Voting Preferred Stock and pari passu with the Company’s common stock with respect to rights upon liquidation.

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

Series B Issuances

On September 30, 2025, the Company issued an aggregate of 21,150 shares of Series B Convertible Preferred Stock to Hover Energy LLC as part of the EverOn Energy Joint Venture (See Footnote 6).

Warrants

As of September 30, 2024, warrants to purchase up to 1,363,290 shares of common stock were issued and outstanding. These warrants were related to financing activities. During the nine months ended September 30, 2024, the Company issued 1,360,821 additional warrants; during the nine months ended September 30, 2025, the Company issued 382 additional warrants exercisable at $81.18 per share with a five-year term to Maxim as compensation for placement agent services related to the January 21, 2025 financing, and the Company issued, as adjusted for contractual terms related to stock splits, 1,199,295 warrants exercisable at $0.85 per share with a 5.5 year term to 3i as part of a financing activity. As of September 30, 2025, warrants to purchase up to 4,135,910 shares of common stock were issued and outstanding.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Warrants	Price	(Years)
Outstanding – January 1, 2024	2,469	$56,103.87	4.98
Issued during the period	1,360,821	0.95	5.50
Expired during the period	-	-	-
Outstanding – September 30, 2024	1,363,290	$102.56	5.05
Exercisable – September 30, 2024	1,363,290	$102.56	5.05

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Warrants	Price	(Years)
Outstanding – January 1, 2025	2,936,234	$48.12	5.08
Issued during the period	1,199,677	0.88	5.51
Expired during the period	-	-	-
Outstanding – September 30, 2025	4,135,910	$34.42	4.55
Exercisable – September 30, 2025	4,135,910	$34.42	4.55

2023 Equity Incentive Plan

As of December 31, 2024 and September 30, 2025, there were 11,200 shares of common stock available to be granted under the 2023 Equity Incentive Plan. As of December 31, 2024 and September 30, 2025 no shares were issued or outstanding under the 2023 Equity Incentive Plan.

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

20. Segment and Geographic Information

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

In evaluating financial performance, the CODM uses Adjusted EBITDA to assess segment performance and decide how to allocate resources. Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, and any one time non-operational costs or costs related to financing or capital transactions. The Company uses Adjusted EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. Adjusted EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. As a trans-Atlantic independent solar power provider, we evaluate many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented.

The following tables present information related to the Company’s reportable segments. The data has been presented to show the effect of discontinued operations for subsidiaries sold or deconsolidated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by Segment	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe	$-	$-	$-	$-
Europe – Discontinued Operations	-	3,649	-	9,611
United States	-	93	-	280
Total for the period	$-	$3,742	$-	$9,891

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income/(loss) by Segment	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe	$(335)	$(1,500)	$14,026	$(4,376)
Europe – Discontinued Operations	-	(2,370)	-	(5,419)
United States	(9,414)	(1,200)	(18,720)	(8,691)
Total for the period	$(9,749)	$(5,070)	$(4,694)	$(18,486)

	As of	Year Ended
	September 30,	December 31,
Assets by Segment	2025	2024
	(in thousands)
Europe – Continuing Operations
Other Assets	$26,199	$3,959
Total for Europe – Continuing Operations	$26,199	$3,959

United States – Continuing Operations
Other Assets	$31,311	$3,768
Total for United States – Continuing Operations	$31,311	$3,768

	As of	Year Ended
	September 30,	December 31,
Liabilities by Segment	2025	2024
	(in thousands)
Europe – Continuing Operations
Debt	$1,173	$19,807
Other Liabilities	867	1,200
Total for Europe – Continuing Operations	$2,040	$21,007

United States – Continuing Operations
Debt	$12,830	$9,598
Other Liabilities	20,015	11,007
Total for United States – Continuing Operations	$32,845	$20,605

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
EBITDA by Segment	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe	$(306)	$1,849	$(1,044)	$(1,026)
Europe - discontinued operations	-	(663)	-	5,468
US	(677)	(1,780)	(5,119)	(6,658)
Total for the period	$(983)	$(594)	$(6,162)	$(2,216)

Below is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
EBITDA Reconciliation to Net Loss	2025	2024	2025	2024
	(in thousands)		(in thousands)
Europe
Adjusted EBITDA	$(306)	$1,849	$(932)	$(1,026)
Depreciation, amortization, and accretion	-	(27)	-	(27)
Interest expense	(29)	(3,322)	(555)	(3,323)
Gain on sale of subsidiaries	-	-	15,513	-
Net Income /(Loss)	$(335)	$(1,500)	$14,026	$(4,376)

Europe - discontinued operations
Adjusted EBITDA	$-	$(663)	$-	$5,468
Gain/(loss) from operations of discontinued business component	-	156	-	(3,205)
Gain/(loss) on sale of discontinued business components	-	(635)	-	1,531
Interest expense	-	(1,228)	-	(9,213)
Net Income /(Loss)	$-	$(2,370)	$-	$(5,419)

US
Adjusted EBITDA	$(677)	$(1,780)	$(5,592)	$(6,658)
Depreciation, amortization, and accretion	-	(49)	(130)	(148)
Interest expense	(371)	(450)	(3,285)	(1,531)
Fair value movement of FPA Asset	-	-	-	(483)
Fair value movement of convertible notes	(1,377)	1,079	(2,263)	898
Debt restructuring costs	-	-	(753)	-
Fair value movement of warrant derivative liability	(677)	-	(514)	-
Gain on settlement of payables	426	-	426	-
Loss on issuance of debt	(19)	-	(19)	-
Loss on extinguishment of debt	(3,404)	-	(3,404)	-
Loss on settlement of SAA with Hover	(2,025)		(2,025)
Loss on settlement of liabilities	(151)	-	(151)	(948)
Provision for loss from related party	(1,139)	-	(1,139)	179
Other expense	-	-	(232)	-
Net Loss	$(9,414)	$(1,200)	$(18,720)	$(8,691)
Income Taxes	-	-	-	-
Consolidated Net Income / (Loss)	$(9,749)	$(5,070)	$(4,694)	$(18,486)

21. Income Tax Provision

The Company’s provision for income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the nine months ended September 30, 2025, and 0.0%, respectively for the same period in the prior year, as it maintains a full valuation allowance against its net deferred tax assets.

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

AEG:

Alternus Energy Group Plc (“AEG”) was a 71% shareholder as of September 30, 2024, a 48% shareholder as of December 31, 2024 and a 15% shareholder as of September 30, 2025.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 264 shares of the Company’s restricted common stock.

During the period ended September 30, 2025, the Company and its subsidiaries and AEG and its subsidiaries had numerous financial transactions between each other which were approved by each company’s board of directors.

Specifically during the period, the Company issued 201,600 shares to AEG and its affiliates having a fair value of $1.4 million. As at

September 30, 2025

Nordic ESG:

In January of 2024, the Company issued 1,553 shares of restricted common stock valued at $6,150 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8m note. This resulted in Nordic ESG becoming a 10% shareholder. As of September 30, 2024 Nordic ESG was a 9.7% shareholder; As of December 31, 2024 Nordic ESG was a 6.5% shareholder, and as of September 30, 2025 Nordic ESG held less than 1%.

Sponsor:

On March 19, 2024 we entered into a settlement agreement with the Clean Earth Acquisitions Sponsor LLC (“Sponsor”) and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the Sponsor’s SPAC entity extensions, in the amount of $1.4 million and issue 45 shares of restricted common stock valued at $2,350 per share to SCA. As of December 31, 2024 and September 30, 2025 Sponsor was less than 5% and less than 1% shareholder, respectively.

Hover:

             On September 30, 2025 we entered into a joint venture operating agreement with Hover Energy LLC (“Hover”) pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV. See Footnote 6 for more details.  As of September 30, 2025, Hover was a 4.3% common shareholder and held 21,150 shares of Series B Convertible Preferred Stock, which cannot convert or vote until the date our common stock is relisted on Nasdaq or June 30, 2026, whichever occurs sooner.

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

On December 30, 2025, Mr. Vincent Browne, our CEO, Interim CFO and shareholder with majority voting rights, representing 99.9% of the shares entitled to vote, approved an amendment to our Certificate of Incorporation to increase the total number of authorized common stock from 600,000,000 to 2,000,000,000.

On March 3, 2026, we entered into subscription agreements with certain accredited investors, of which Nicholas Parker, one of our directors, was one, pursuant to which Mr. Parker invested $50,000 and in consideration was issued a $62,500 promissory note on identical terms as the other investors and was issued a pro rata portion, equal to 125 shares, of Series C Convertible Preferred Stock.

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

	Nine Months Ended
	September 30,
Director’s remuneration	2025	2024
	(in thousands)
Remuneration in respect of services as directors	$432	$314
Remuneration in respect to long-term incentive schemes – restricted shares	1,800	-
Total	$2,232	$314

23. Subsequent Events

Management has evaluated subsequent events that occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended September 30, 2025, except as disclosed below.

Extension of Notes with SNC:

The $1,250,000 promissory note issued in December of 2024 was extended each month such that its maturity date was April 5, 2026 and the original issue discount (OID) increased to 90%.

The $312,500 note issued in May of 2025 was extended on a monthly basis such that its maturity date was April 5, 2026 and the OID increased to 55%.

The $312,500 note issued in September of 2025 was extended on a monthly basis such that its maturity date was March 19, 2026 and the OID increased to 35%.

The $250,000 note issued in November of 2025 was extended on a monthly basis such that its maturity date was March 25, 2026 and the OID increased to 25%.

On March 31, 2026 the Company settled with SNC pursuant to which the Company issued 7,583 shares of Series D Convertible Preferred Stock as total repayment for, and the replacement and cancellation of, all of SNC's outstanding promissory notes valued at the aggregate amount of $7.583 million.

Note Assignments:

In November 2025, a portion equal to $142,857 of the $1,250,000 Note originally issued on December 4, 2024 was purchased by a third party accredited investor from the note holder.

Unregistered Securities Issuance:

On November 6, 2025, a portion equal to $13,250 of the assigned Convertible Note (originally issued in October 1, 2024, of which, $142,857 was assigned to a third party on August 1, 2025), was converted at a discounted conversion price of $0.385 into 34,416 shares of unrestricted common stock, and valued at $0.70 per share.

November 2025 Notes:

In November 2025, the Company entered into Note Purchase Agreements with two accredited investors (each an “Investor” and together the “Investors”), pursuant to which the Company issued to each Investor a 20% Original Issue Discount promissory convertible note (the “November Notes”) with a maturity date of February 2025 in the principal sum of $250,000. Pursuant to the terms of the November Notes, the Company agreed to pay to the Investors the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the November Note), the 20% Original Issue Discount shall increase 5% each month thereafter until the November Notes are fully repaid. The Purchase Agreements resulted in total net proceeds of $400,000 to the Company, which the Company is using for working capital purposes.  The November Notes are convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is calculated based on the 3 Trading Days immediately prior to the date of such conversion) as of the date of conversion.

Increase in Total Authorized Common Stock:

On December 30, 2025, Mr. Vincent Browne, our CEO, Interim CFO and shareholder with majority voting rights, representing 99.9% of the shares entitled to vote, approved an amendment to our Certificate of Incorporation to increase the total number of authorized shares of common stock from 600,000,000 to 2,000,000,000.  The amendment to our Certificate of Incorporation was filed with the Secretary of State of Delaware in March of 2026.

Debt Settlements:

On December 31, 2025, the Company entered into a settlement agreement with Jones Trading Institutional Services LLC (“Jones”), whereby Jones agreed to reduce its fee owed from $1.2 million to $400 thousand, and agreed to accept $400 thousand worth of Series C Convertible Preferred Stock (the “Series C”) as full and final settlement, and the Company issued 400 shares of Series C to Jones.

Also on December 31, 2025, the Company entered into a settlement agreement with SCM Tech LLC (“SCM”), whereby the parties agreed that the total balance owed to SCM was $2.75 million and SCM agreed to accept $2.75 million worth of Series C as full and final settlement, and the Company issued 2,750 shares of Series C to SCM.

The terms of the Series C are set forth in detail below and in the Certificate of Designation of Series C, filed as part of the Company’s current report on Form 8K filed on March 9, 2026.

Additionally, on March 31, 2026, the Company issued 684 shares of Series E Convertible Preferred Stock (the “Series E”) as total repayment for, and the replacement and cancellation of, two outstanding promissory notes in the aggregate amount of $684 thousand.

Executive Officer Resignation.  On February 13, 2026, David Farrell resigned as Chief Commercial Officer of the Company, effective immediately.

Series C Convertible Preferred Stock:

On March 3, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 12,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series C Convertible Preferred Stock and describing the rights, obligations and privileges of the Series C. Concurrently, the Company issued 5,775 shares of Series C to the Purchasers and debt holders on the same date, in book-entry form. On April 21, 2026 the Company issued an additional 240 shares of Series C to an additional Purchaser.   The following description of the Series C does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 3.1 to this Current Report and is incorporated herein by reference.

General. The Series C consists of a total of 12,000 shares authorized and 5,775 shares issued as of the date of this Report. Each share of Series C has a par value of $0.0001 per share and a value of $1,000 per share. The Series C has no stated maturity and is not subject to any sinking fund.

Conversion Right. Each share of Series C shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after one year from the issuance date. The Conversion Price is $0.10 per share, subject to adjustment in accordance with the Certificate of Designation.

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2028, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series C (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.

Restriction on Conversion. In no event shall the Holder have the right or the Company be required to convert, as applicable, shares of Series C if as a result of such conversion the aggregate number of shares of Common Stock beneficially owned by such Holder and its Affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the shareholder for purposes of Section 13(d) of the 1934 Act, would exceed 19.99% of the outstanding shares of the Common Stock following such conversion.

Restriction on Sales. Beginning on the month after the Holder is able to convert the Series C and utilize an exemption under SEC Rule 144, the Holder may sell a maximum amount of Common Shares per month not to exceed the average daily volume of the Company’s common stock in the prior month.

Voting Rights. Each holder of Series C has full voting rights and powers equal to the voting rights and powers of holders of common stock, and for so long as Series C is issued and outstanding, the holders of Series C shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote on all such matters equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. (For avoidance of doubt, voting rights are on an ‘as-converted’ basis.)

Dividend Rights. The holders of Series C, as such, will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series C shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock.

March 2026 Funding:

Subscription Agreements

On March 3, 2026, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Purchasers”) pursuant to which the Company’s wholly owned subsidiary, Alt Alliance LLC (“AltA”), sold in a private placement (the “Offering”), unsecured 20% original issue discount secured promissory notes with an aggregate principal amount of $1,250,000 (the “Notes”). The Subscription Agreements also provide for the issuance of an aggregate of 2,625 shares of the Company’s Series C Convertible Preferred Stock, convertible into the Company’s common stock, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on March 3, 2026 (the “Closing Date”).

The aggregate gross proceeds to the Company were $1,000,000, $600,000 of such proceeds were transferred on the Closing Date and the remaining amount will be transferred to the Company in two tranches, subject to certain milestones. Additionally, on April 21, 2026 the Company closed an additional EUR200,000 (approximately $235,000) investment pursuant to the terms of the Offering, and issued a EUR250,000 (approximately $293,000) Note and 240 shares of Series C.  The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Original Issue Discount Secured Promissory Notes

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes. The Notes mature upon the earlier of i) six months from the Issue Date, or ii) the date on which proceeds from a capital raise equals or exceeds $5,000,000.

The Notes are secured by a first-priority pledge of 100% of the membership interests of AltA held by the Company, pro rata among the holders of the Notes, pursuant to the Pledge Agreement.

The Notes contain certain Events of Default, including but not limited to (i) the Company’s failure to pay any amount of principal or other amounts due under the Notes, (ii) commencement of bankruptcy proceedings by Alta if they remain undismissed for 60 days, (iii) the dissolution of the Company or Alta, and (iv) any breach or failure to comply with any provision of the Note if it remains uncured for 60 days. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes.

Extension of Notes:

Also on March 3, 2026, a number of accredited investors agreed to extend their existing notes in the aggregate amount of $1,025,000 to the earlier of September 3, 2026 or the date on which proceeds from a capital raise equals or exceeds $5,000,000, in exchange for increasing the aggregate outstanding note balance to $1,111,224.

Intercompany Transfer of EverOn Energy LLC (“EverOn”)

On March 24, 2026, the Company transferred its 51% membership interest in EverOn to its wholly owned subsidiary, Alt Alliance LLC.

March 27, 2026 Subscription Agreement:

On March 27, 2026 the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain third party accredited investor (the “Purchaser”) pursuant to which the Company sold in a private placement (the “Offering”) an aggregate of 2,150 shares of the Company’s Series D Convertible Preferred Stock, convertible into the Company’s common stock, par value $0.0001 per share (the “Shares”) to the Purchaser. The transaction closed on March 27, 2026 (the “Closing Date”).  The aggregate gross proceeds to the Company were $1,000,000, all of which were transferred on the Closing Date. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Put Option Agreement

Simultaneously with the March 27, 2026 Subscription Agreement, the Company also entered into a Put Option Agreement with the Purchaser, pursuant to which the Purchaser has the right, for a period of one year after the Company raises a minimum of $8 million through an equity capital raise, to require the Company to repurchase up to a maximum of 1,150 Series D shares at a price of $1,000 per Series D share repurchased.

Series D Convertible Preferred Stock:

On March 27, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series D Convertible Preferred Stock and describing the rights, obligations and privileges of the Series D. Concurrently, the Company issued 2,150 shares of Series D to the Purchaser and debt holder on the same date, in book-entry form. The following description of the Series D does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 3.1 to this Current Report and is incorporated herein by reference.

General. The Series D consists of a total of 20,000 shares authorized and 10,283 shares issued as of the date of this Report. Each share of Series D has a par value of $0.0001 per share and a value of $1,000 per share. The Series D has no stated maturity and is not subject to any sinking fund.

Conversion Right. Each share of Series D shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after one year from the issuance date. The Conversion Price is $0.10 per share, subject to adjustment in accordance with the Certificate of Designation.

Adjustments of Conversion Price. If, during the period of twelve months from the issuance date, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series D (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.

Restriction on Conversion. In no event shall the Holder have the right or the Company be required to convert, as applicable, shares of Series D if as a result of such conversion the aggregate number of shares of Common Stock beneficially owned by such Holder and its Affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the shareholder for purposes of Section 13(d) of the 1934 Act, would exceed 9.99% of the outstanding shares of the Common Stock following such conversion.

Restriction on Sales. Beginning on the month after the Holder is able to convert the Series D and utilize an exemption under SEC Rule 144, the Holder may sell a maximum amount of Common Shares per month not to exceed the average daily volume of the Company’s common stock in the prior month.

Voting Rights. Each holder of Series D has full voting rights and powers equal to the voting rights and powers of holders of common stock, and for so long as Series D is issued and outstanding, the holders of Series D shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote on all such matters equal to the number of whole shares of Common Stock into which the shares of Series D Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. (For avoidance of doubt, voting rights are on an ‘as-converted’ basis.)

Dividend Rights. The holders of Series D, as such, will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series D shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock.

Series E Convertible Preferred Stock:

On March 31, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series E Convertible Preferred Stock and describing the rights, obligations and privileges of the Series E. Concurrently, the Company issued 684 shares of Series E to the Purchaser and debt holder on the same date, in book-entry form. The following description of the Series E does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 4.2 to this Current Report and is incorporated herein by reference.

General. The Series E consists of a total of 20,000 shares authorized and 684 shares issued as of the date of this Report. Each share of Series E has a par value of $0.0001 per share and a value of $1,000 per share. The Series E has no stated maturity and is not subject to any sinking fund.

Conversion Right. Each share of Series E shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after the issuance date. The Conversion Price is $0.10 per share, subject to adjustment in accordance with the Certificate of Designation.

Adjustments of Conversion Price. If, during the period of twelve months from the issuance date, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series E (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.

Restriction on Conversion. In no event shall the Holder have the right or the Company be required to convert, as applicable, shares of Series E if as a result of such conversion the aggregate number of shares of Common Stock beneficially owned by such Holder and its Affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the shareholder for purposes of Section 13(d) of the 1934 Act, would exceed 4.99% of the outstanding shares of the Common Stock following such conversion.

Piggyback Registration Rights. Each holder of Series E has the right to include the shares of common stock underlying the Series E in any registration statement on SEC Form S-1 that the Company may file.

Voting Rights. Each holder of Series E has full voting rights and powers equal to the voting rights and powers of holders of common stock, and for so long as Series E is issued and outstanding, the holders of Series E shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote on all such matters equal to the number of whole shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. (For avoidance of doubt, voting rights are on an ‘as-converted’ basis.)

Dividend Rights. The holders of Series E, as such, will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series E shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2025. In addition to historically consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.

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

Impacts of the Ukraine/Russia Conflict

The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus, Poland, Romania) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. Although we no longer have physical facilities in Romania, the Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors.

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2024 and during the nine months ended September 30, 2025, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for the United States and Romania reflect the actual production from those parks during the nine months ended September 30, 2025 and 2024. The table below outlines the Company’s operating renewable energy facilities as of September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
MW (DC) Nameplate capacity by country – continuing operations	2025	2024
United States	-	3.8
Total	-	3.8
Discontinued Operations:
Netherlands	-	11.8
Poland	-	88.4
Romania	-	40.1
Total	-	140.3
Total for the period	-	144.1

Consolidated Results of Operations

The following table illustrates the consolidated results of continuing operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$-	$93	$-	$280

Operating Expenses
Cost of revenues	-	(47)	-	(71)
Selling, general and administrative	(984)	(1,524)	(6,163)	(7,204)
Depreciation, amortization, and accretion	-	(52)	(130)	(175)
Development costs	-	(741)	-	(748)
Gain on sale of subsidiaries	-	-	15,513	-
Total operating income/ (expenses)	(984)	(2,364)	9,220	(8,198)

Income/(loss) from operations	(984)	(2,271)	9,220	(7,918)

Other income (expense):
Interest expense	(399)	(1,572)	(3,839)	(4,854)
Fair value movement of FPA Asset	-	-	-	(483)
Fair value movement of convertible notes	(1,377)	1,079	(2,263)	898
Debt restructuring costs	-	-	(753)	-
Fair value movement of warrant derivative liability	(676)	-	(514)	-
Gain on settlement of payables	426	-	426	-
Loss on settlement of liabilities	(151)	-	(151)	(948)
Loss on settlement of SAA with Hover	(2,025)	-	(2,025)	-
Loss on issuance of debt	(19)	-	(19)	-
Loss on extinguishment of debt	(3,404)	-	(3,404)	-
Provision for loss from related party	(1,139)	-	(1,139)	(8)
Other expense	-	64	(232)	67
Other income	-		-
Income / (Loss) from continuing operations	(9,749)	(2,700)	(4,694)	(13,246)

Discontinued operations:
Loss from operations of discontinued business component	-	(1,735)	-	(6,950)
Gain on sale of discontinued operations, net assets	-	(635)	-	1,531
Income/(loss) from discontinued operations	-	(2,370)	-	(5,419)
Net income /(loss)	$(9,749)	$(5,070)	$(4,694)	$(18,486)

Net income / (loss)	(9,749)	(5,070)	(4,694)	(18,486)
Foreign currency translation adjustment	(100)	(2,659)	94	(3,379)
Comprehensive income/(loss)	$(9,849)	$(7,729)	$(4,600)	$(21,865)

Continuing operations, basic and diluted	(14.48)	(163.08)	(11.69)	(789.26)
Discontinued operations, basic and diluted	-	(143.15)	-	(327.31)
Total loss per share of common stock, basic and diluted	(14.48)	(306.23)	(11.69)	(1,116.58)
Weighted-average common stock outstanding, basic & diluted	673,133	16,556	401,699	16,556

Three and Nine Months Ended September 30, 2025 compared to September 30, 2024.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FIT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
			Change	Change
Revenue by Country	2025	2024	($)	(%)
	(in thousands)
United States	-	93	(93)	(100)%
Total for continuing operations	$-	$93	$(93)	(100)%

Discontinued Operations:
Netherlands	$-	$-	$-	(100)%
Poland	-	-	-	(100)%
Romania	-	3,649	(3,649)	(100)%
Total for discontinued operations	$-	$3,649	$(3,649)	(100)%
Total for the period	$-	$3,742	$(3,742)	(100)%

	Nine Months Ended September 30,
			Change	Change
Revenue by Country	2025	2024	($)	(%)
	(in thousands)
United States	-	280	(280)	(100)%
Total for continuing operations	$-	$280	$(280)	(100)%

Discontinued Operations:
Netherlands	$-	$16	$(16)	(100)%
Poland	-	106	(106)	(100)%
Romania	-	9,489	(9,489)	(100)%
Total for discontinued operations	$-	$9,611	$(9,611)	(100)%
Total for the period	$-	$9,891	$(9,891)	(100)%

Revenue for continuing operations decreased by $.01 million and $0.2 million for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024, as there was only one country producing revenue in 2024 (Lightwave parks) compared to no operating parks owned by the Company in 2025.

Revenue for discontinued operations decreased by $3.8 million and $6.0 million for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024, as all operating parks in Poland, the Netherlands, and Romania were sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively. Refer to Footnote 14 for additional sale information.

	Three Months Ended September 30,
			Change	Change
Revenue by Offtake Type	2025	2024	($)	(%)
	(in thousands)
Energy Offtake Agreements (PPA)	$-	$93	(93)	(100)%
Total for continuing operations	$-	$93	$(93)	(100)%

Discontinued Operations:
Country Renewable Programs (FIT)	$-	$115	$(115)	(100)%
Guarantees of Origin	-	$2,157	(2,157)	(100)%
Green Certificates	-	-	-	(100)%
Energy Offtake Agreements (PPA)	-	1,377	(1,377)	(100)%
Other Revenue	-	-	-	(100)%
Total for discontinued operations	$-	$3,649	$(3,649)	(100)%
Total for the period	$-	$3,742	$(3,742)	(100)%

	Nine Months Ended September 30,
			Change	Change
Revenue by Offtake Type	2025	2024	($)	(%)
	(in thousands)
Energy Offtake Agreements (PPA)	$-	$280	(280)	(100)%
Total for continuing operations	$-	$280	$(280)	(100)%

Discontinued Operations:
Country Renewable Programs (FIT)	$-	$330	$(330)	(100)%
Guarantees of Origin	-	5,753	(5,753)	(100)%
Green Certificates	-	-	-	(100)%
Energy Offtake Agreements (PPA)	-	3,494	(3,494)	(100)%
Other Revenue	-	34	(34)	(100)%
Total for discontinued operations	$-	$9,611	$(9,611)	(100)%
Total for the period	$-	$9,891	$(9,891)	(100)%

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

Cost of revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
			Change	Change
Cost of Revenues by Country	2025	2024	($)	(%)
	(in thousands)
United States	-	47	(47)	(100)%
Total for continuing operations	$-	$47	$(47)	(100)%

Discontinued Operations:
Netherlands	$-	$-	$-	(100)%
Poland	-	-	-	(100)%
Romania	-	1,374	(1,374)	(100)%
Total for discontinued operations	$-	$1,374	$(1,374)	(100)%
Total for the period	$-	$1,421	$(1,421)	(100)%

	Nine Months Ended September 30,
			Change	Change
Cost of Revenues by Country	2025	2024	($)	(%)
	(in thousands)
United States	-	71	(71)	(100)%
Total for continuing operations	$-	$71	$(71)	(100)%

Discontinued Operations:
Netherlands	$-	$115	$(115)	(100)%
Poland	-	101	(101)	(100)%
Romania	-	3,678	(3,678)	(100)%
Total for discontinued operations	$-	$3,894	$(3,894)	(100)%
Total for the period	$-	$3,965	$(3,965)	(100)%

Cost of revenues for continuing operations decreased by $47,000 and $71,000 for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024. The decrease was due to the operating parks in the United States being sold in November of 2024.

Cost of revenues for discontinued operations decreased by $1.4 million and $3.9 million for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024, due to all operating parks in Poland, the Netherlands, and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Selling, general and administrative	$984	$1,524	(540)	(35)%
Total for continuing operations	$984	$1,524	$(540)	(35)%

Discontinued Operations:
Selling, general and administrative	$-	$77	$(77)	(100)%
Total for discontinued operations	$-	$77	$(77)	(100)%
Total for the period	$984	$1,601	$(617)	(39)%

	Nine Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Selling, general and administrative	$6,163	$7,204	(1,041)	(14)%
Total for continuing operations	$6,163	$7,204	$(1,041)	(14)%

Discontinued Operations:
Selling, general and administrative	$-	$1,559	$(1,559)	(100)%
Total for discontinued operations	$-	$1,559	$(1,559)	(100)%
Total for the period	$6,163	$8,763	$(2,600)	(30)%

Selling, general and administrative expenses for continuing operations decreased by $0.5 million for the three months ended September 30, 2025, due primarily to non-cash stock compensation costs of approximately $2.1 million. Selling, general and administrative expenses for continuing operations decreased $1.0 million for the nine months ended September 30, 2025 compared to the same period in 2024. The majority of this decrease was from a decrease in cash compensation costs, consulting expenses, insurance and the accounting and legal costs associated with audit preparation and Nasdaq listing costs during 2024 offset by the stock compensation costs during the period.

Selling, general and administrative expenses for discontinued operations decreased by $0.1 million and $1.5 million for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024, due to Solis being sold on October 3, 2024.

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

	Three Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Development Cost	$-	$741	$(741)	(100)%
Total for continuing operations	$-	$741	$(741)	(100)%
Total for the period	$-	$741	$(741)	(100)%

	Nine Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Development Cost	$-	$748	$(748)	(100)%
Total for continuing operations	$-	$748	$(748)	(100)%
Total for the period	$-	$748	$(748)	(100)%

There were no development costs for discontinued operations for the three and nine months ended September 30, 2025.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$-	$52	(52)	(100)%
Total for continuing operations	$-	$52	$(52)	(100)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$504	$(504)	(100)%
Total for discontinued operations	$-	$504	$(504)	(100)%
Total for the period	$-	$556	$(556)	(100)%

	Nine Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$130	$175	(45)	(26)%
Total for continuing operations	$130	$175	$(45)	(26)%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$1,675	$(1,675)	(100)%
Total for discontinued operations	$-	$1,675	$(1,675)	(100)%
Total for the period	$130	$1,850	$(1,720)	(93)%

Depreciation and amortization and accretion expense for continuing operations decreased by $50,000 and decreased by $45,000 for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024. This was primarily driven by the amortization for the intangible assets acquired in the Liion transaction December 2024, and the sale of the assets that related to the 2024 charge.

There was no depreciation, amortization and accretion expenses for discontinued operations throughout 2025 compared to the same period in 2024, due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Gain on Disposal of Assets

	Three Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Gain on sale of continuing operations	$-	$-	-	(100)%
Total for continuing operations	-	-	$-	(100)%

Discontinued Operations:
Gain on disposal of asset	$-	$-	$-	(100)%
Costs related to disposal of asset	-	(635)	$635	(100)%
Total for discontinued operations	$-	$(635)	$635	(100)%
Total for the period	$-	$(635)	$635	(100)%

	Nine Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Gain on sale of continuing operations	$15,513	$-	15,513	(100)%
Total for continuing operations	15,513	-	$15,513	(100)%

Discontinued Operations:
Gain on disposal of asset	$-	$3,374	$(3,374)	(100)%
Costs related to disposal of asset	-	(1,843)	$1,843	(100)%
Total for discontinued operations	$-	$1,531	$(1,531)	(100)%
Total for the period	$15,513	$1,531	$13,982	913%

On May 7, 2025, the Company sold AEG MH 02 Limited (“MH02”) and all its subsidiaries to third parties. There was no cost incurred to complete the sale. As a result of the Transaction, the Company recorded a gain on the sale of $11.9 million and removed approximately $18.3 million in debt and payables related to MH02’s activities (See Footnote 18).

On April 29, 2025, the LiiON asset purchase agreement was rescinded, resulting in a disposal of assets. The Company recorded a loss of $33,700 in the income statement for the three months ended June 30,2025 in relation to the transaction.

On March 25, 2025, the Company sold its subsidiaries in Spain to AEG, a related party. There were no costs incurred to complete the transaction. As a result of the Transaction, the Company recorded a gain on the sale of $3.5 million and removed approximately $3.6 million in debt and payables related to MH02’s activities (See footnote 17).

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

Interest Expense, Other Income, and Other Expense

	Three Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Interest expense	$(399)	$(1,572)	1,173	(75)%
Fair value movement of convertible notes	(1,377)	1,079	(2,456)	(228)%
Fair value movement of warrant derivative liability	(676)	-	(676)	100%
Gain on settlement of payables	426	-	426	100%
Loss on settlement of liabilities	(151)	-	(151)	100%
Loss on settlement of SAA with Hover	(2,025)	-	(2,025)	100%
Loss on issuance of debt	(19)	-	(19)	100%
Loss on extinguishment of debt	(3,404)	-	(3,404)	100%
Provision for loss from related party	(1,139)	-	(1,139)	100%
Other income	-	64
Total for continuing operations	$(8,765)	$(429)	$(8,336)	1,943%

Discontinued Operations:
Interest income/(expense)	$-	$(3,428)	$3,428	(100)%
Other expense	-	-	-	100%
Total for discontinued operations	$-	$(3,428)	$3,428	(100)%
Total for the period	$(8,765)	$(3,857)	$(4,908)	127%

	Nine Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Interest expense	$(3,839)	$(4,854)	1,015	(21)%
Fair value movement of FPA Asset	-	(483)	483	(100)%
Fair value movement of convertible notes	(2,263)	898	(3,161)	(352)%
Debt restructuring costs	(753)	-	(753)	100%
Fair value movement of warrant derivative liability	(514)	-	(514)	100%
Gain on settlement of payables	426	-	426	100%
Loss on settlement of liabilities	(151)	-	(151)	100%
Loss on settlement of SAA with Hover	(2,025)	-	(2,025)	100%
Loss on issuance of debt	(19)	(948)	929	(98)%
Loss on extinguishment of debt	(3,404)	179	(3,583)	(2002)%
Provision for loss from related party	(1,139)	-	(1,139)	100%
Other expense	(232)	(8)	(232)	100%
Other income	-	67	(67)	(100)%
Total for continuing operations	$(13,914)	$(5,149)	$(8,765)	170%

Discontinued Operations:
Interest income/(expense)	$-	$(9,213)	$9,213	(100)%
Other expense	-	(221)	221	(100)%
Total for discontinued operations	$-	$(9,434)	$9,434	(100)%
Total for the period	$(13,914)	$(14,583)	$669	(5)%

Total interest expense, other income, and other expense for continuing operations increased by approximately $8.3 million for the three months and increased $8.8 million for nine months, respectively, ended September 30, 2025 compared to the same period in 2024. The primary drivers for the change in the respective periods was a $3.4 million loss on debt extinguishment relating to the reclassification of debt as per footnote 12, $2.0 million associated with the settlement of the Strategic Alliance Agreement ('SAA") with Hover as part of the EverOn JV transaction (see footnote 6), $3.6 million in fair value movements on convertible debt and warrants measured as fair value (footnote 4,  and $1.2 million of impairment of amounts due from a related party.

Total interest expense, other income, and other expense for discontinued operations decreased by $3.4 million and $9.4 million for the three and nine months, respectively, ended September 30, 2025 compared to the same period in 2024, due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Movement in Interest Expense

	Three Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Interest charged on debt	$251	$387	$136	35%
Debt issuance cost expense	-	405	405	100%
Amortization of debt discount	148	780	632	81%
Total interest expense for continuing operations	$399	$1,572	$1,173	75%

	Nine Months Ended September 30,
			Change	Change
	2025	2024	($)	(%)
	(in thousands)
Interest charged on debt	$1,868	$2,687	$819	30%
Debt issuance cost expense	-	400	400	100%
Amortization of debt discount	1,972	1,767	(205)	(12)%
Total interest expense for continuing operations	$3,840	$4,854	$1,014	21%

Net Loss

Net loss for continuing operations increased by $7.0 million for the three months ended September 30, 2025 compared to the same period in 2024. This is primarily caused by a $1.3 million reduction in SG&A and development costs offset by negative movement in fair value of convertible notes and warrants measured at fair value of $5.7 million compared to the same period in 2024. One time costs related to a $2.0 million loss on settlement of the Strategic Alliance Agreement ('SAA") with Hover as part of the acquisition of the EverOn Energy joint venture, and a $1.1 million impairment of amounts due from AEG, a related party, added to the costs in the three months ended September 30, 2025

Net income for continuing operations decreased by $8.4 million for the nine months ended September 30, 2025 compared to the same period in 2024. This is primarily due to a gain of $15.5m from sale of Spanish, MH02 and associated Italian subsidiaries during the period is primarily and  a $1.8 million decrease in SG&A and development costs,  offset by negative movement in fair value of convertible notes and warrants measured at fair value of $5.7 million.  One time costs related to a $2.0 million loss on settlement of the Strategic Alliance Agreement ('SAA") with Hover as part of the acquisition of the EverOn Energy joint venture, and a $1.1 million impairment of amounts due from AEG, a related party, added to the costs in the nine months ended September 30, 2025

Liquidity and Capital Resources

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of September 30, 2025 and December 31, 2024:

	As of	As of
	September 30,	December 31,
	2025	2024
	(in thousands)
Convertibles measures at fair market value	$8,813	$1,702
Convertible and non convertible other debt	7,958	27,719
Total debt	16,771	29,421
Less current maturities	(16,771)	(27,792)
Long term debt, net of current maturities	$-	$1,629

Current Maturities	$16,771	$27,792
Debt discount	(50)	(1,239)
Current Maturities net of debt discount	$16,721	$24,851

Long-term maturities	$-	$1,629
Long-term maturities net of debt discount	$-	$1,629

	As of	As of
	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$39	$161

Liquidity Position

Our consolidated financial statements for the three and nine months ended September 30, 2025 and for the year ended December 31, 2024 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 2 of the accompanying financial statements for more information.

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

Financing Activities

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2024, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the year period ended December 31, 2024, $5.9 million of accrued interest was added to the existing loan balance. On May 7, 2025, AEG MH02 was sold, and the note was assumed by the Buyer. See Footnote 16 for more information. The Company had principal outstanding of $0 and $16.0 million as of September 30, 2025 and December 31, 2024, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ‘Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand. On March 25, 2025, Alt Spain Holdco was sold, and the note was assumed by the buyer. See Footnote 15 for more information. This note had a principal outstanding balance of $0.0 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively.

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

On April 19, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount and a warrant to purchase up to 482 shares of the Company’s common stock, at an exercise price of $2,400 per share. As of September 30, 2025 the warrant was adjusted to purchase up to 5,778 shares at an exercise price of $200 per share. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matured on April 20, 2025, bearing interest at 7% per annum, which was adjusted in April of 2025 so that the Maturity Date is December 31, 2025 and the interest rate is 12% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. This note had a principal outstanding balance of $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $2.00 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 1,063 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 and on December 5, 2024 so that as of September 30, 2025 the warrant was asdjusted to purchase up to 2,128 shares exercisable at $200 per share.  In conjunction with the transaction, the Company issued warrants for the purchase of 106 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

The Convertible Note was extended and matures on December 31, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at an adjusted rate of twelve percent (12%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $150. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). This note had a principal outstanding balance of $0.5 and $2.2 as of September 30, 2025 and December 31, 2024, respectively.

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 813 shares of Common Stock exercisable at $400 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024 and on December 5, 2024, such that as of September 30, 2025, the warrant was adjusted to purchase up to 1,626 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 81 shares of common stock with an exercise price of $440 per share for their role as placement agent, which is exercisable at any time on or after April 21, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 1,520 shares of Common Stock exercisable at $300 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 so that as of September 30, 2025, the warrant was adjusted to purchase up to 2,280 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 114 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant, which as of September 30, 2025 was adjusted to purchase up to 654 shares of Common Stock exercisable at $200 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 33 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

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

On December 30, 2024, the Company assumed a $1,041,720 (€1,000,000) promissory note from AEG with a 10% interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,025,000 million from AEG maturing June 30, 2025. This note had a principal outstanding balance of $1 million as of September 30, 2025 and December 31, 2024.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This note had a principal outstanding balance of $0.5 million as of September 30, 2025 and December 31, 2024.

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

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025, have not been repaid as of September 30, 2025 and are therefore in default. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes.

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

For the Nine Months Ended September 30, 2025 compared to September 30, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended
	September 30,
			Change
	2025	2024	($)
	(in thousands)
Net cash provided by/(used in) operating activities	(2,321)	(1,820)	(501)
Net cash provided by/(used in) operating activities – Discontinued Operations	-	(4,579)	4,579

Net cash provided by/(used in) investing activities	-	(6,544)	6,544
Net cash provided by/(used in) investing activities – Discontinued Operations	-	69,019	(69,019)

Net cash provided by/(used in) financing activities	2,198	664	1,534
Net cash provided by/(used in) financing activities – Discontinued Operations	-	(80,422)	80,422

Effect of exchange rate on cash	1	124	(123)

Net Cash Provided by Operating Activities

Net cash used in continuing operating activities for the nine months ended September 30, 2025 compared to 2024 increased by $0.5 million. Net loss from continuing operations decreased by $8.5 million for the nine months ending September 30, 2025, which was mainly due to gains booked on sale of assets during the period and lower SG&A costs which were offset by higher other expenses for the nine months ended September 30, 2025.

Net cash used in discontinued operating activities for the nine months ended September 30, 2025 compared to 2024 decreased by $4.6 million due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Net Cash Used in Investing Activities

Net cash used in continuing investing activities was zero for the nine months ended September 30, 2025 compared to 2024 and so decreased by $6.5 million year on year as the Company did not pursue cash investments in the period but used equity as the consideration for the acquisition of the EverOn Energy joint venture that increased assets by approximately $50 million for the three and nine months ended September 30, 2025

There was no net cash used in or provided by discontinued investing activities for nine months ended September 30, 2025$69.0 million was provided by discontinued investing activities for the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the nine months ended September 30, 2025 compared to 2024 increased by $1.5 million as new debt financing was raised in the period.

Net cash used in discontinued financing activities for the nine months ended September 30, 2025 compared to 2024 decreased by $80.5 million due to all operating parks in Poland, the Netherlands and Romania being sold on January 19, 2024, February 21, 2024 and October 3, 2024, respectively.

Critical Accounting Estimates

In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2024 Annual Report on Form 10-K. The accounting principles used in preparing our consolidated financial statements conform in all material respects to GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2025 a convertible promissory note holder converted $22,072 worth of the October Convertible Note into 32,838 shares of unrestricted common stock valued at $0.69 per share.

On September 30, 2025, the Company issued an aggregate of 21,150 shares of Series B Convertible Preferred Stock to Hover Energy LLC as part of the EverOn Energy Joint Venture.

On November 6, 2025, a portion equal to $13,250 of the assigned Convertible Note (originally issued in October 2024, of which, $142,857 was assigned to a third party on August 1, 2025), was converted at a discounted conversion price of $0.385 into 34,416 shares of unrestricted common stock, and valued at $0.70 per share.

On December 31, 2025 the Company issued 400 shares of Series C Convertible Preferred Stock ("Series C") to a third party accredited investor valued at $1,000 per share.

Also on December 31, 2025 the Company issued 2,750 shares of Series C to a third party accredited investor valued at $1,000 per share.

On March 3, 2026 the Company issued 2,625 shares of Series C to numerous third party accredited investors valued at $1,000 per share.

On March 27, 2026 the Company issued 2,150 shares of Series D Convertible Preferred Stock to a third party accredited investor valued at $1,000 per share.

On March 31, 2026 the Company issued (i) 7,583 shares of Series D Convertible Preferred Stock valued at $1,000 per share to an accredited third party investor, and (ii) 684 shares of Series E Convertible Preferred Stock valued at $1,000 per share to an accredited third party investor.

On April 21, 2026 the Company issued 240 shares of Series C  to an accredited third party investor, valued at $1,000 per share.

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

3.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc.
3.6	Certificate of Designation of Series C Convertible Preferred Stock, dated March 3, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
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

4.8	Form of Note (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
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

10.15	Form of Securities Purchase Agreement dated March 3, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
10.16	Form of Pledge Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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

Date: April 27, 2026	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 3, 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	April 27, 2026
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	April 27, 2026
Aaron T. Ratner

/s/ Nicholas Parker	Director	April 27, 2026
Nicholas Parker

/s/ Tone Bjornov	Director	April 27, 2026
Tone Bjornov

/s/ Rolf Wikborg	Director	April 27, 2026
Rolf Wikborg

/s/ John Thomas	Director	April 27, 2026
John Thomas