Form 10-K
period 2025-12-31
Alternus Clean Energy, Inc.
filed 2026-06-15
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Registrant’s telephone number, including area code: (212) 739-0727

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	OTC Market
Warrants, each whole warrant exercisable for one share of Common Stock	ACLEW	OTC Market

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

Yes: ☐    No: ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $6.40 for shares of the Registrant’s common stock as reported by The OTC Market, was approximately $1.65 million. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on June 12, 2026 was 724,658.

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

●	changes in applicable laws or regulations;

●	a financial or liquidity crisis;

●	the effects of inflation and changes in interest rates;

●	geopolitical factors, including, but not limited to, the conflict between the U.S. and Iran, the Russian invasion of Ukraine and the Israel-Hamas war;

●	the risk of global and regional economic downturns;

●	the projected financial information, anticipated growth rate, and our market opportunity;

●	foreign currency, interest rate, exchange rate and commodity price fluctuations;

●	various environmental requirements;

●	retention or recruitment of executive and senior management and other key employees;

●	the possibility that Alternus may be adversely affected by other economic, business, and/or competitive factors;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to manage its growth effectively;

●	our ability to achieve and maintain profitability in the future;

●	our ability to access sources of capital to finance operations and growth;

●	the success of strategic relationships with third parties;

●	the impact of decreases in spot market prices for electricity;

●	dependence on acquisitions for our growth;

●	inherent risks relating to acquisitions and our ability to manage its growth and changes to our business;

●	risks relating to developing and managing alternative energy projects;

●	risks relating to microgrid, wind turbine and other alternative energy products quality and performance;

●	risks relating to planning permissions for microgrids and government regulation;

●	the need for significant financial resources (including, but not limited to, for growth in our business);

i

●	the need for financing in order to maintain future profitability;

●	the lack of any assurance or guarantee that we can raise capital or meet its funding needs;

●	our limited operating history; and

●	other factors detailed herein under the section entitled “Risk Factors.”

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

●	Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

●	Our power purchase agreements may not be successfully completed.

●	The seasonality of our Subsidiaries’ operations may materially affect our business, results of operations, cash flow, and financial condition.

●	The acquisition of renewable energy facilities or of companies that own and operate renewable energy facilities is subject to substantial risk.

●	The delay between making significant upfront investments in renewable energy projects and receiving revenue could materially and adversely affect our liquidity, business and results of operations.

●

Renewable energy project development is challenging and may ultimately not be successful and miscalculations in planning a project may negatively affect engineering procurement and construction (“EPC”) prices, all of which could increase the costs, delay or cancel a project, and have a material adverse effect on its business, financial condition, results of operations and profit margins.

●	Development activities may be subject to cost overruns or delays, which may materially and adversely affect our financial results and results of operations.

●	Renewable energy projects quality or performance.

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

●	We depend on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

●	We are subject to risks associated with fluctuations in the prices of renewable energy modules and balance-of-system components or in the costs of design, construction and labor.

●	Refurbishment of renewable energy facilities involve significant risks that could result in unplanned power outages or reduced output.

●	Our project operations may be adversely affected by weather and climate conditions, natural disasters and adverse work environments.

●	Business interruptions, whether due to catastrophic disasters or other events, could adversely affect Alternus’ operations, financial condition and cash flows.

●	Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

●	Fluctuations in foreign currency exchange rates may negatively affect our revenue, cost of sales and gross margins and could result in exchange losses.

●	If we fail to comply with financial and other covenants under debt arrangements, our financial condition, results of operations and business prospects may be materially and adversely affected.

●	We are subject to counterparty risks under our FiT price support schemes.

●	Our international operations require significant management resources and present legal, compliance and execution risks in multiple jurisdictions.

●

The development and installation of renewable energy systems is highly regulated; we may fail to comply with laws and regulations in the countries where we develop, construct and operate renewable energy projects and the government approval process may change from time to time, which could severely disrupt our business operations.

●

Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation may not continue, and changes to these regulations and policies might deter the purchase and use of renewable energy systems and negatively impact development of the renewable energy industry.

●	Risk related to legal rights to real property in foreign countries.

●	The Company conducts its business operations globally and is subject to global and local risks related to economic, regulatory, tax, social and political uncertainties.

●	Recent increases in inflation and in the United States and internationally could adversely affect our business.

●	The renewable energy industry is a new and evolving market, which may not grow to the size or at the rate we expect.

●	Our business prospects could be harmed if renewable energy is not widely adopted or sufficient demand for renewable energy systems does not develop or takes longer to develop than we anticipate.

●	Our business might be harmed to the extent that costs of renewable energy components increase in the future.

●	Recent spot pricing for renewable energy modules has increased, in part, due to elevated commodity and freight costs.

●

Changes in trade policy, including the imposition or escalation of tariffs and other trade restrictions, could increase our costs, disrupt our supply chain, delay project development and reduce the economic viability of renewable energy projects, which could have a material adverse effect on our business, financial condition and results of operations.

●

Rapid technological changes in the energy industry could render our products, technologies, or business model uncompetitive or obsolete, and the emergence of new or lower-cost energy sources could reduce demand for our offerings and materially adversely affect our business, financial condition and results of operations.

●	Shortages in the supply of silicon could adversely affect the availability and cost of the modules used in our renewable energy systems.

●	A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations.

●

Electric utility statutes and regulations and changes to such statutes or regulations might present technical, regulatory and economic barriers to the purchase and use of our renewable energy service offerings that may significantly reduce demand for such offerings.

●	Technological changes in the renewable energy industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenue and net income to decline.

●	The ability to deliver electricity to our various counterparties requires the availability of and access to interconnection facilities and transmission systems.

●

We may pursue acquisitions that involve inherent risks related to potential internal control weaknesses and significant deficiencies which may be costly for us to remedy and could impact management assessment of internal control effectiveness.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

●

Our common stock is quoted on the OTC Market and we may be unable to list our securities on a national securities exchange, which limits liquidity and may adversely affect the trading price of our common stock and our ability to raise capital.

●	Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.

●

The conversion of our outstanding Series B, Series C, Series D and Series E Convertible Preferred Stock into shares of common stock, and the down-round anti-dilution protections contained in the certificates of designation governing such preferred stock, could result in significant dilution to holders of our common stock and may adversely affect the market price of our common stock.

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

PART I

Item 1. Business

Each of the terms “Alternus,” the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to Alternus Clean Energy, Inc. and where appropriate, our subsidiaries.

The Company

The Company was incorporated on May 14, 2021 under the laws of Delaware and was originally known as Clean Earth Acquisitions Corp. The Company closed a business combination on December 22, 2023 and changed its name to Alternus Clean Energy, Inc.  We currently have 13 employees; 6 employees are located in Dublin, Ireland, 2 are located at the Company’s headquarters located in New York, 2 remote employees in the US and 3 are located in Europe. Our employees perform various services such as business development, finance, and management functions.

We are a specialized energy transition platform dedicated to powering the next generation of global infrastructure. Our mission is to secure the future of global power by deploying a diversified portfolio of onsite energy technologies that provide energy independence, predictable value, and resilience for the world’s most critical infrastructure. Our vision is to be a leading global platform for decentralized energy, empowering the digital economy to thrive beyond the limitations of the traditional power grid.

We bridge the gap between emerging energy technologies and high-demand sectors by delivering 24/7 energy solutions that leverage a diverse suite of technologies, including wind, solar, and battery storage. By bypassing grid limitations and addressing the energy bottlenecks faced by data centers and industrial facilities, we offer a scalable, capital-light model designed to enable investors to participate in the rapid expansion of the digital economy and the essential transition to a resilient energy future.

Our near-term focus is the microgrid and onsite energy market, a rapidly growing segment driven by surging electricity demand from artificial intelligence infrastructure, data centers, and the onshoring of heavy industry. In furtherance of this strategy, we have formed EverOn Energy LLC ("EverOn"), a joint venture with Hover Energy LLC ("Hover Energy"), to deliver state-of-the-art wind-powered clean energy microgrids to corporates, and other facility owners across the United States and United Kingdom. EverOn combines Hover Energy’s award-winning, patented compact wind turbine technology with Alternus’s project development, financing, and asset management expertise, a pairing that provides a compelling and differentiated offering in the market today.

EverOn’s microgrid systems integrate compact wind turbines, solar, and battery storage to produce clean, low-cost power directly on a customer’s premises. Solutions are delivered under long-term Power Purchase Agreements (“PPAs”) or Energy-as-a-Service (“EaaS”) contracts at rates below what customers currently pay, requiring no upfront capital expenditure from the customer. This model is designed to provide faster time to revenues and lower equity requirements compared to traditional utility-scale energy development, while generating stable, long-term recurring income for Alternus.

Our Operating Subsidiaries

As of the date of filing, the Company is a holding company that operates through 8 operating subsidiaries, as listed in Exhibit 21.1 to this Annual Report on Form 10-K.

Business Model

Alternus operates as a focused energy transition platform, dedicated to the development and long-term ownership of decentralized, onsite energy solutions. Our operations are currently concentrated on the microgrid market, which we believe represents one of the most significant near-term opportunities in the global energy transition, driven by structural grid limitations, rising energy costs, and the explosive growth of energy-intensive industries including artificial intelligence and onshored manufacturing.

Our primary route to market is through EverOn Energy, our joint venture with Hover Energy, through which we develop and deliver wind-powered clean energy microgrids to corporates, data centers, and industrial facility owners across the United States and United Kingdom. EverOn targets four high-value verticals;  big box retail, real estate, education, and manufacturing, where energy cost savings, resilience, and net zero commitments are critical operational priorities.

Over 70% of our planned near-term growth is already represented in an existing pipeline of large, financially stable, and highly reputable corporations that are dominant leaders in their industries ("Blue-Chip Clients").

Revenue is generated primarily through long-term PPA and EaaS contract structures, whereby customers receive clean, reliable onsite energy at rates below their current tariff, without carrying the capital cost of energy assets on their own balance sheets.

This model creates stable, recurring income streams for Alternus while offering customers the energy independence, cost transparency, and operational resilience that the modern grid increasingly cannot guarantee.

The value creation logic of our model is straightforward: the earlier we engage with a customer or project opportunity, the more of the value we retain as the project progresses from origination through to commissioning and long-term operation. EverOn’s ability to identify high-wind-speed sites minimizes the equity required to deliver each project, improving returns and enabling more capital to be recycled into new pipeline. Each microgrid brought into service adds a durable, recurring income stream to our portfolio, and those streams accumulate as we scale, a stair-step approach to revenue growth designed to deliver predictable, sustainable returns for shareholders.

Our pipeline is generated through EverOn and a cultivated network of technology and development partners. As a long-term owner and operator of critical decentralized energy infrastructure, rather than a transactional developer building assets for others to own,  Alternus is positioned to compound value over time as the global demand for energy independence continues to accelerate.

Revenue Model:

During the year ended December 31, 2024, Alternus generated revenues from the sale of clean energy, under long-term offtake agreements, to national power grids (Utility Scale Solar and Storage). No revenue was generated during the year ended December 31, 2025.

Sale of Clean Energy to Private Corporate Clients - from Microgrids and Other Forms Energy Generation Installed and Managed at Client Premises

The renewable energy generated from installed generation microgrid project is delivered and consumed directly - 'behind the meter' -  by corporate clients un long term power purchase agreements Revenues are booked by multiplying the energy produced, measured in megawatt hours (MWh), by the energy rate attributable to the hours during the reporting period. The rates received from either local government or investment grade commercial customers are contracted under long-term contracts and/or from local energy markets at the market rates prevailing as the energy is delivered. At any one time, Alternus aims to have approximately 70% of the energy rates contracted long-term on a portfolio basis. This revenue mix creates high margin and long-term predictable income streams that provide us with more flexible debt options that we deploy in ways to maximize returns on equity.

Revenue Model

Alternus intends to generate revenue primarily through long-term PPAs and EaaS contracts, under which commercial and industrial customers receive clean, reliable onsite energy at rates below, or on par with their prevailing grid tariff, with no requirement to invest upfront capital in energy assets.

This model creates stable, recurring income streams for Alternus while delivering the energy independence, cost transparency, and operational resilience that customers increasingly require.

Under the EaaS model operated through our EverOn Energy joint venture, customers pay for energy delivered on a per-kilowatt-hour basis under long-term contracts, typically structured with an initial fixed rate and an annual escalator, which provides Alternus with predictable, long-duration cash flows.

The capital cost of microgrid assets is funded by Alternus and its financing partners, meaning customer adoption requires no capital expenditure commitment, which we believe significantly accelerates commercial uptake.

As the portfolio of operational microgrids grows, revenues accumulate in a stair-step fashion: each new installation adds a durable, long-term income stream that compounds alongside the existing portfolio. This contrasts with business models based on one-time equipment sales or construction fees, where annual revenues are inherently unpredictable.

Vision and Strategy

Alternus aims to become a leading global platform for decentralized energy, empowering critical infrastructure to thrive beyond the limitations of the traditional power grid.

We intend to achieve this by deploying a diversified portfolio of onsite energy technologies, combining wind, solar, and battery storage, that deliver energy independence, predictable value, and resilience to the world’s most demanding energy users.

Our near-term strategy is focused on scaling EverOn Energy, our microgrid joint venture with Hover Energy, across four high-value commercial and industrial verticals in the United States and United Kingdom: big box retail, real estate, education, and manufacturing.

These sectors share a common profile: high energy intensity, long-term site control, strong net zero commitments, and growing urgency around cost certainty and energy security. Over 70% of our planned near-term growth is already represented in an existing pipeline of Blue-Chip Clients.

To pursue this vision, the Company intends to execute the following strategies:

●

Scale EverOn across the US and UK Commercial and Industrial ("C&I") microgrid market, targeting Blue-Chip Clients in retail, real estate, education, and manufacturing where onsite energy generation delivers immediate, measurable cost savings and supports net zero commitments.

●

Deepen EaaS contract penetration by structuring all new deployments under long-term PPA and EaaS frameworks that require no customer capital expenditure, enabling faster adoption while locking in recurring income streams for Alternus.

●

Expand the technology suite over time to include complementary storage, demand management, and AI-driven energy optimisation capabilities, building on EverOn’s existing integration with IBM’s Microgrid Management System.

●

Preserve optionality on strategic solar assets: Alternus retains exclusive rights to acquire a portfolio of utility-scale solar development projects in Italy, currently totaling approximately 217 MW. While solar is not our primary near-term focus, these assets represent a potential avenue for future portfolio diversification and long-term recurring income as the microgrid business matures.

●

Pursue additional joint ventures and technology partnerships in adjacent decentralised energy segments, consistent with our capital-light model, to broaden revenue streams and accelerate growth without disproportionate equity dilution.

We believe that Alternus is well positioned to capture a meaningful share of the unprecedented structural growth now underway across the global energy transition, and in particular, the rapid expansion of decentralized, onsite energy solutions driven by the convergence of AI infrastructure build-out, grid congestion, and corporate energy independence mandates.

Competitive Strengths

The Company believes the following competitive strengths have contributed and will continue to contribute to its success:

●

Differentiated microgrid technology: EverOn’s deployment of Hover Energy’s award-winning, patented compact wind turbine systems, combined with solar and battery storage, provides a multi-technology microgrid offering that is unique in the market. Wind-solar hybrid configurations deliver substantially higher on-site energy generation than solar-only systems, improving the economics and resilience of each installation.

●

Capital-light, EaaS-first model: By delivering energy under long-term service contracts rather than selling equipment, Alternus removes the single biggest barrier to customer adoption, upfront capital expenditure, while retaining ownership of income-generating assets. This structure is designed to accelerate pipeline conversion and generate long-duration, recurring cash flows.

●

Established blue-chip pipeline: Over 70% of EverOn’s planned near-term growth is already at various stages in an existing pipeline of large, creditworthy commercial and industrial clients, providing clear near-term revenue visibility.

●

Experienced transatlantic team: The Alternus team bring decades of combined experience across renewable energy project development, asset financing, operations and maintenance, and commercial energy contracting in various  markets.

●

Exclusive solar asset optionality: Alternus retains exclusive rights to acquire approximately 217 MW of utility-scale solar development projects in Italy. These assets provide a strategic option for future portfolio expansion without requiring immediate capital deployment, and can be pursued selectively as the Company’s financial position evolves.

●

Long-term owner operator philosophy: As a long-term owner and operator of energy infrastructure, rather than a build-to-sell developer, Alternus is incentivised to design and maintain assets for maximum operational performance over their full useful life. This orientation makes us a more attractive long-term partner for corporate customers, financiers, and government counterparties alike.

Competitive Landscape

The market for commercial and industrial microgrid solutions is growing rapidly, and remains relatively fragmented. Alternus, through EverOn, competes primarily with other microgrid developers and EaaS providers targeting the C&I sector in the US and UK. Key competitive factors include technology differentiation, contract structure, speed of deployment, customer relationships, and access to project financing.

EverOn’s wind-solar-storage hybrid offering differentiates it from the majority of competitors, who deploy solar-only or storage-only solutions. The combination of Hover Energy’s proprietary compact wind technology with solar and IBM-powered energy management software enables substantially higher on-site generation density and grid offset rates than single-technology alternatives. This differentiation is a key driver of EverOn’s commercial proposition and pipeline conversion rates.

In the broader renewable energy market, Alternus may also face competition from larger integrated energy companies, specialist investment funds, and utility-scale developers, particularly if it pursues future expansion into adjacent segments or elects to exercise its solar asset options in Italy. In those segments, we would compete on the basis of development expertise, partner relationships, cost of capital, and operational track record.

The Market

Alternus operates at the intersection of two of the most powerful structural forces reshaping the global energy system: the explosive growth in demand for reliable, onsite power from data centers and digital infrastructure; and the accelerating drive by commercial and industrial organisations to achieve energy independence in the face of grid congestion, price volatility, and net zero obligations.

The AI and Data Center Energy Surge

Global electricity consumption from data centers reached approximately 415 terawatt-hours (TWh) in 2024, representing around 1.5% of total global electricity demand, and has grown at approximately 12% per year since 2017, more than four times faster than total global electricity consumption growth over the same period.¹

The International Energy Agency (“IEA”) projects that data center electricity consumption will more than double to approximately 945 TWh by 2030 under its base case, growing at around 15% per year, a rate more than four times faster than the growth of all other electricity-consuming sectors combined.²

AI is the primary driver of this acceleration. Electricity demand from AI-focused data centers surged 50% in 2025 alone, well outpacing the 17% growth in overall data center electricity demand and the 3% growth in global electricity demand overall. Electricity consumption in accelerated servers, driven primarily by AI adoption,  is projected to grow at 30% per year in the IEA’s Base Case, compared to 9% per year for conventional servers.³ The capital expenditure of the five largest technology companies, Amazon Web Services, Google, Meta, Microsoft and Equinix, surged to more than $400 billion in 2025, and is set to increase by a further 75% in 2026.⁴

This surge in demand is straining existing grid infrastructure. Data center developers are increasingly advancing projects with onsite power generation to bypass slow grid connections and constrained transmission capacity.⁵ Onsite microgrid solutions, providing reliable, clean power without dependence on the grid, are a direct and compelling response to this constraint.

Reshoring and Industrial Electrification

Alongside AI infrastructure, the reshoring of manufacturing to the United States represents a significant and growing source of industrial energy demand. In 2024, 244,000 US manufacturing jobs were announced via reshoring and foreign direct investment, continuing the nation’s multi-year push to rebuild domestic production capacity.⁶ The US Council of Economic Advisers estimates that continued electrification of the economy and reshoring of energy-intensive manufacturing will require as much as $1.4 trillion of investment in power generation capacity between 2025 and 2030.⁷

For manufacturers reshoring production, reliable and cost-effective energy supply is a critical operational prerequisite. Grid constraints in many US markets make onsite generation, including microgrid solutions, an increasingly important enabler of domestic manufacturing competitiveness.

The Global Microgrid Market

Microgrids are localized energy systems capable of operating independently or in conjunction with the main electrical grid, integrating distributed energy resources, such as wind turbines, solar panels, battery storage, and generators,  to generate, store, and manage electricity within a defined area.

The global microgrid market was valued at approximately $35–43 billion in 2024 across leading industry estimates, and is projected to grow at a compound annual growth rate of approximately 17–18% through 2030–2032, reaching between $95 billion and $142 billion by the early part of the next decade.⁸ The commercial and industrial segment, which represents EverOn’s primary market, accounted for the largest share of global microgrid revenues in 2024, driven by the growing need for reliable, cost-efficient power and energy independence in manufacturing, retail, logistics, and data center applications.⁹

The industrial and commercial scale microgrid segment specifically was valued at approximately $2.2 billion in 2023 and is projected to grow at a CAGR of approximately 24% through 2032, one of the fastest growth rates in any energy sub-segment, driven by rising demand for solutions that deliver cost savings through local generation and reduced grid dependence.¹⁰

The UK Microgrid Market

The United Kingdom represents EverOn’s initial primary market, and is an especially attractive environment for commercial microgrid deployment. Energy prices in the UK have increased sharply over the past five years, driven by wholesale market volatility and structural grid constraints, and now represent the single largest cost concern for many large UK businesses. A recent survey found that energy prices have become the primary operational concern for over half of large UK enterprises.¹¹

The UK microgrid market generated approximately $4.02 billion in revenue in 2025 and is expected to reach approximately $10.21 billion by 2030, growing at a CAGR of approximately 20.5%.12 The UK has also committed to achieve net zero greenhouse gas emissions by 2050 and to source all electricity from renewable sources by 2035, regulatory commitments that create powerful incentives for corporates to invest in, or contract for, onsite clean energy generation. EverOn’s EaaS model, which requires no customer capital expenditure and delivers immediate energy cost savings under long-term contracts, is well aligned with both the economic and regulatory imperatives facing UK businesses today.

References:

1. International Energy Agency (IEA), Energy and AI Report, April 2025. https://www.iea.org/reports/energy-and-ai

2. IEA, Energy Demand from AI, April 2025. https://www.iea.org/reports/energy-and-ai/energy-demand-from-ai

3. IEA, Energy and AI: Executive Summary, April 2025. https://www.iea.org/reports/energy-and-ai/executive-summary

4. IEA, Key Questions on Energy and AI, April 2025. https://www.iea.org/news/data-center-electricity-use-surged-in-2025

5. IEA, Key Questions on Energy and AI, April 2025. https://www.iea.org/news/data-center-electricity-use-surged-in-2025

6. Reshoring Initiative, 2024 Annual Report Including 1Q2025 Insights, June 2025. https://reshorenow.org/june-9-2025/

7. US Council of Economic Advisers, The Economic Benefits of Unleashing American Energy, August 2025. https://www.whitehouse.gov/wp-content/uploads/2025/08/The-Economic-Benefits-of-Unleashing-American-Energy.pdf

8. MDPI - Microgrids as a Tool for Energy Self-Sufficiency-  https://www.mdpi.com/1424-8220/25/21/6707

9. The Insight Partners, Microgrid Market Analysis, Size and Share by 2031 - https://www.theinsightpartners.com/reports/microgrid-technology-market

10. Global Market Insights, Industrial & Commercial Scale Microgrid Market Report, August 2024. https://www.gminsights.com/industry-analysis/industrial-and-commercial-scale-microgrid-market

11. SNRG, Huge Growth in Commercial and Industrial Microgrid, 2024. https://oursnrg.com/huge-growth-in-commercial-and-industrial-microgrid/

12. Grand View Research / Horizon Databook, UK Microgrid Market Size & Outlook, 2023–2030, March 2025. https://www.grandviewresearch.com/horizon/outlook/microgrid-market/uk

Facilities and Corporate Information

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

We believe that our substantial indebtedness will increase. As of December 31, 2025, we had $6.2 million in outstanding short-term borrowing. It is likely that we will continue to be highly leveraged. The degree to which we remain leveraged could have important consequences to stockholders of the Company, including, but not limited to:

●	making it more difficult for the Company to satisfy its obligations with respect to its other debt and liabilities;

●	increasing the Company’s vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

●

requiring the dedication of a substantial portion of the cash flow of the Company from operations to the repayment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow and limiting the ability to obtain additional financing to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes, such as payments to suppliers and contractors for design, engineering, procurement, and construction services;

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

The reduction, modification or elimination of government subsidies and economic incentives may reduce the economic benefits of existing renewable energy projects and the opportunities to develop or acquire suitable new projects.

Decreases in the spot market price of electricity could harm our revenue and reduce the competitiveness of renewable energy parks in grid-parity markets.

The price of electricity from our renewable energy parks is fixed through PPAs or FiTs for a majority of its owned capacity. A FiT is a policy designed to support the development of renewable energy sources by providing a guaranteed, above-market price for producers. FiTs usually involve long-term contracts, anywhere from 15 to 20 years, whereas the PPAs that currently provide the additional revenue are typically renewed and may be terminated annually. In countries where the price of electricity is sufficiently high such that renewable energy projects can be profitably developed without the need for government price supports, these projects may choose not to enter into PPAs and would instead sell based on the spot market price of electricity. The market price of electricity can be subject to significant fluctuations.

Decreases in the spot price of electricity in such countries could render renewable energy less competitive compared to other forms of electricity. Thus, the spot market price of electricity may have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Our power purchase agreements (PPAs) may not be successfully completed.

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

If we consummate any future acquisition, in line with our business model, our capitalization and results of operations may change significantly, and shareholders will generally not have the opportunity to evaluate the economic, financial and other relevant information that we consider in determining the application of these funds and other resources. As a result, the consummation of acquisitions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, we may not be able to successfully integrate acquired businesses and, where desired, their product portfolios, and therefore the Company may not be able to realize the intended benefits of such acquisitions. The failure to integrate acquired businesses effectively may adversely impact our business, results of operations or financial condition.

The delay between making significant upfront investments in renewable energy parks and receiving revenue could materially and adversely affect our liquidity, business and results of operations.

There are generally multiple months between the initial significant upfront investments in renewable energy parks, renewable energy park development and obtaining permits to build renewable energy parks which we expect to own and operate and when we begin to receive revenues from the sale of electricity generated by such renewable energy parks after grid connection. Historically, we have relied on third-party equity contribution, bridging and bank loans to pay for costs and expenses incurred during project development, especially to third parties for PV modules and balance-of-system components and EPC and O&M services. Such investments may be non-refundable. Renewable energy parks typically generate revenue only after becoming commercially operational and once they are able to sell electricity to the power grid. Between our initial investments in the development of these projects  (through our model of working with local developers) and their connection to the transmission grid, there may be adverse developments impacting such projects. The timing gap between its upfront investments and actual generation of revenue, or any added delay due to unforeseen events, could put strains on our liquidity and resources and materially and adversely affect its profitability and results of operations.

We may experience delays related to developing and maintaining renewable energy projects.

Development of renewable energy projects can take many months or years to complete and may be delayed for reasons beyond its control. Development usually requires a company to make some up-front payments for, among other things, land/rooftop use rights and permitting in advance of commencing construction, and revenue from these projects may not be recognized for several additional months following contract signing. Furthermore, we may become constrained in our ability to simultaneously fund other investments in such projects.

Development, operation and maintenance of renewable energy projects and related infrastructure expose us to numerous risks, including construction, environmental, regulatory, permitting, commissioning, start-up, operating, economic, commercial, political and financial risks. This involves risks of failure to obtain or substantial delays in obtaining: (i) regulatory, environmental or other approvals or permits; (ii) financing; (iii) leasing; and (iv) suitable equipment supply, operating and off-take contracts. Moreover, renewable energy assets are subject to energy regulation and require governmental licenses and approval for their operation. The failure to obtain, maintain or comply with the licenses and approvals relating to our assets and the resulting costs, fines and penalties, could materially and adversely affect our ability to operate the assets. Renewable energy projects also require significant expenditure before the assets begin to generate income and often require long-term investment to enable projects to generate expected levels of income. The development of renewable energy  projects also requires significant management attention to negotiate the terms of engagement and monitor the progress of the projects which may divert management’s attention from other matters.

Renewable energy project development is challenging and may ultimately not be successful and miscalculations in planning a project may negatively affect engineering procurement and construction (“EPC”) prices, all of which could increase the costs, delay or cancel a project, and have a material adverse effect on its business, financial condition, results of operations and profit margins.

The development of renewable energy projects involves numerous risks and uncertainties and requires extensive research, planning and due diligence. We may be required to incur significant amounts of capital expenditure for land/rooftop use rights, interconnection rights, preliminary engineering, permits, legal and other expenses before we can determine whether a renewable power project is economically, technologically or otherwise feasible. Success in developing a renewable power project is contingent upon, among other things:

●	securing investment or development rights;

●

securing suitable project sites, necessary rights of way, satisfactory land/rooftop use or access rights in the appropriate locations with capacity on the transmission grid and related permits, including completing environmental assessments and implementing any required mitigation measures;

●	rezoning land, as necessary, to support a renewable power project;

●	negotiating satisfactory EPC agreements;

●	negotiating and receiving required permits and approvals for project development from government authorities on schedule;

●	completing all required regulatory and administrative procedures needed to obtain permits and agreements;

●	procuring rights to interconnect the renewable power project to the electric grid or to transmit energy;

●	paying interconnection and other deposits, some of which are non-refundable;

●	signing grid connection and dispatch agreements, power purchase agreements, or PPAs, or other arrangements that are commercially acceptable, including adequate for providing financing;

●	obtaining project financing, including debt financing and own equity contribution;

●	negotiating favorable payment terms with suppliers; and

●	completing construction on schedule in a satisfactory manner.

Successful completion of a particular renewable energy project may be adversely affected by numerous factors, including without limitation:

●	unanticipated changes in project plans or defective or late execution;

●	difficulties in obtaining and maintaining governmental permits, licenses and approvals required by existing laws and regulations or additional regulatory requirements not previously anticipated;

●	potential challenges from local residents, environmental organizations, and others who may not support the project;

●	uncertainty in the timing of grid connection;

●	the inability to procure adequate financing with acceptable terms;

●	unforeseeable engineering problems, construction or other unexpected delays and contractor performance shortfalls;

●	labor, equipment and materials supply delays, shortages or disruptions, or work stoppages;

●	adverse weather, environmental and geological conditions, force majeure and other events outside of owner’s control; and

●	cost overruns, due to any one or more of the foregoing factors.

Accordingly, some of the renewable energy projects in our pipeline may not be completed or even proceed to construction. If several renewable energy projects are not completed, our business, financial condition and results of operations could be materially and adversely affected.

Development activities may be subject to cost overruns or delays, which may materially and adversely affect our financial results and results of operations.

Development of our renewable energy projects may be adversely affected by circumstances outside of its control, including inclement weather, a failure to receive regulatory approvals on schedule or third-party delays in providing renewable energy modules, inverters or other materials. Obtaining full permits for renewable power projects is time consuming and we may not be able to meet the expected timetable for obtaining full permits for renewable power projects in the pipeline. In addition, we usually rely on external contractors for the development and construction of renewable energy projects and may not be able to negotiate satisfactory agreements with them. If contractors do not satisfy their obligations or do not perform work that meets our quality standards or if there is a shortage of third-party contractors or if there are labor strikes that interfere with the ability of employees or contractors to complete their work on time or within budget, we could experience significant delays or cost overruns. Changes in project plans or designs, or defective or late execution may increase our costs and cause delays. Increases in the prices of renewable power products and balance-of-system components may increase procurement costs. Labor shortages, work stoppages or labor disputes could significantly delay a project or otherwise increase costs. In addition, delays in obtaining, our inability to obtain, or a lack of proper construction permits or post-construction approvals could delay or prevent the construction of renewable power projects, commencing operation and connecting to the relevant grid.

We may not be able to recover any of these losses in connection with construction cost overruns or delays. In addition, in certain cases of delay, we might not be able to obtain any FiT or PPA at all, as certain FiTs or PPAs require that it connects to the transmission grid by a certain date. A reduction or forfeiture of FiT or PPA payments would materially and adversely affect the financial results and results of operations for that renewable power project.

Renewable power plants quality or  performance.

Insufficient quality of installed renewable energy modules and other equipment resulting in faster than estimated degradation may lead to lower revenues and higher maintenance costs, particularly if the product guarantees have expired or the supplier is unable or unwilling to respect its obligations. Even well-maintained high-quality renewable power plants may, from time to time, experience technical breakdown. Furthermore, widespread renewable power plant failures may damage our market reputation, reduce its market share and cause a decline of construction projects. Although a defect in our PV plants may be caused by defects in products delivered by its sub-suppliers which are incorporated into its PV plants, there can be no assurance that we will be entitled to or successful in claiming reimbursement, repair, replacement or damages from its sub-suppliers relating to such defects.

Our holding companies have a significant number of foreign subsidiaries with whom they have entered into many related party transactions. The relationship of such holding companies with these entities could adversely affect us in the event of their bankruptcy or similar insolvency proceeding.

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards or feed-in-tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating renewable energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The federal government and a majority of state governments in the United States provide incentives, such as tax incentives, renewable portfolio standards or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extended the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”). On January 20, 2025 President Trump was inaugurated and his administration could reduce the amount of ITCs or PTCs available to us and/or our tax equity partners. In this event, we could be required to adjust the terms of future tax equity partnerships, or seek alternative sources of funding for renewable  energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned outages, reduced output, interconnection or termination issues, or other adverse consequences.

There are risks associated with the operation of our projects. These risks include:

●	greater or earlier than expected degradation, or in some cases failure, of solar panels, inverters, wind turbines, gear boxes, blades, and other equipment;

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

●

technical performance below projected levels, including the failure of solar panels, wind turbines, inverters, gear boxes, blades, and other equipment to produce energy as expected, whether due to incorrect measures of performance provided by equipment suppliers, improper operation and maintenance, or other reasons;

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

These and other factors could have adverse consequences on our renewable energy projects. For example, these factors could require us to shut down or reduce the output of such projects, degrade equipment, reduce the useful life of the project, and materially increase O&M and other costs. Unanticipated capital expenditures associated with maintaining or repairing our projects would reduce profitability. Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, including on our facilities, actions or omissions by other projects with which we share facilities, and certain other events, including events beyond our control, could partially or completely curtail generation and delivery of energy by our projects and could lead to our customers terminating their PPAs with us. Any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, the owner or operator of shared facilities, or another third party with its obligations under an interconnection, shared facilities, or transmission arrangement may delay or prevent our projects from delivering energy to our offtakers. If the interconnection, shared facilities, or transmission arrangement for a project is terminated, we may not be able to replace it on similar terms to the existing arrangement, or at all, or we may experience significant delays or costs in connection with such replacement. In addition, replacement and spare parts for solar panels, wind turbines and other key pieces of equipment may be difficult or costly to acquire or may be unavailable.

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

Our operations rely on our computer systems, hardware, software, and networks, as well as those of third parties with which we do business, such as O&M and other service providers, to securely process, store, and transmit proprietary, confidential, financial, and other information. We also rely heavily on these information systems to operate our renewable energy projects. Information technology system failures and network disruptions may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, human errors in using or accessing relevant systems, or similar events or disruptions. Cyber-attacks, including those targeting information systems or electronic control systems used to operate our energy projects and the facilities of third parties on which our projects rely, could severely disrupt business operations, and result in loss of service to offtakers and significant expense to repair security breaches or system damage. In addition, our costs to adequately counter the risk of cyber-attacks may increase significantly in the future. In recent years, such cyber incidents have become increasingly frequent and sophisticated, targeting or otherwise affecting a wide range of companies. While we have instituted security measures to reduce the likelihood and impact of a cyber-attack or data breach and have back-up systems and disaster recovery plans for other disruptions, these measures, or those of the third parties with which we do business, may be ineffective or inadequate. If these measures fail, valuable information may be lost; our development, construction, O&M, and other operations may be disrupted; we may be unable to fulfill our customer obligations; and our reputation may suffer. As a result of the COVID-19 pandemic, the vast majority of our employees who are capable of performing their functions remotely are telecommuting and may continue to do so for the foreseeable future, which may exacerbate these risks. Such risks may also subject us to litigation, regulatory action and fines, remedial expenses, and financial losses beyond the scope or limits of our insurance coverage. These consequences of a failure of security measures could, individually or in the aggregate, have a material adverse effect on our business, NAV, financial condition, and results of operations.

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

Moreover, our current business strategy is to own and operate all of the renewable energy projects which we develop and acquire. As part of our growth plan, we may, in the future, acquire renewable energy projects in various development stages through a competitive bidding process as part of the auction schemes in the various jurisdictions we plan to grow and establish ourself in as well as the current countries we operate in. The bidding and selection process is affected by a number of factors, including factors that may be beyond our control, such as market conditions or government incentive programs. Our competitors may have greater financial resources, a more effective or established localized business presence or a greater willingness or ability to operate with little or no operating margins for sustained periods of time. Any increase in competition during such bidding processes or reduction in its competitive capabilities could have a significant adverse impact on its market share and on the margins it generates from its renewable energy projects.

Further, large, utility-scale renewable energy parks must be interconnected to the power grid in order to deliver electricity, which requires us, through its local partnerships, to find suitable sites with capacity on the power grid available. Our competitors may impede its development efforts by acquiring control of all or a portion of a site it seeks to develop. Even when we have identified a desirable site for a renewable energy project, its ability to obtain site control with respect to the site is subject to its ability to finance the transaction and growing competition from other renewable power producers that may have better access to local government support, financing or other resources. If we are unable to find or obtain site control for suitable sites on commercially acceptable terms, its ability to develop new renewable energy projects on a timely basis or at all might be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree on the services rendered by our key employees. Due to the level of technical expertise necessary to support its business strategy, our success will depend upon our ability to attract and retain highly skilled and seasoned professionals in the renewable energy industry for which competition is intense. In particular, we are heavily dependent on the continued services of Mr. Vincent Browne, our Chief Executive Officer. The loss of any key employee, including executive officers or members of senior management teams, and the failure to attract, train and retain highly skilled personnel with sufficient experience in the industry to replace them, could harm our prospects, business, financial condition, and the results of operations will be materially affected.

If sufficient demand for renewable energy does not develop or takes longer to develop than anticipated, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The renewable energy market is at a relatively early stage of development in some of the markets that the Company may intend to enter. The PV industry continues to experience lower costs, improved efficiency and higher electricity output. However, trends in the renewable energy industry are based only on limited data and may not be reliable. Many factors may affect the demand for renewable energy projects including, among others, cost and availability of financing for such projects, fluctuations in economic and market conditions, competition from non- renewable energy sources, environmental concerns, public perception and regulations and policies governing the electric power industry and the broader energy industry.

If market demand for renewable energy projects fails to develop sufficiently, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We are subject to risks associated with fluctuations in the prices of renewable energy modules and balance-of-system components or in the costs of design, construction and labor.

We procure supplies for renewable energy project construction, such as PV modules, wind modules and balance-of-system components, from third-party suppliers. We typically enter into contracts with its suppliers and contractors on a project-by-project basis or a project portfolio basis. We generally do not maintain long-term contracts with its suppliers. Therefore, are exposed to fluctuations in prices for its modules and balance-of-system components. Increases in the prices of renewable energy products or balance-of-system components or fluctuations in design, construction, labor and installation costs may increase the cost of procuring equipment and engaging contractors and hence materially and adversely affect its results of operations.

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

Moreover, spare parts for renewable energy facilities and key pieces of equipment may be hard to acquire or unavailable to us. Sources of some significant spare parts and other equipment are located outside of the jurisdictions in which it operates. Suppliers of some spare parts have filed, or may in the future file for, bankruptcy protection, potentially reducing the availability of parts that it requires to operate certain of its power generation facilities. Other suppliers may for other reasons cease to manufacture parts that it requires to operate certain of its power generation facilities. If we were to experience a shortage of or inability to acquire critical spare parts, it could incur significant delays in returning facilities to full operation, which could negatively impact its business financial condition, results of operations and cash flows.

Our project operations may be adversely affected by weather and climate conditions, natural disasters and adverse work environments.

We may operate in areas that are under the threat of floods, earthquakes, landslides, mudslides, sandstorms, drought, or other inclement weather and climate conditions or natural disasters. If inclement weather or climatic conditions or natural disasters occur in areas where its renewable energy projects and project teams are located, project development, connectivity to the power grid and the provision of O&M services may be adversely affected. In particular, materials may not be delivered as scheduled and labor may not be available. As some of our renewable energy projects are located in the same region, such projects may be simultaneously affected by weather and climate conditions, natural disasters and adverse work environments.

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

Our operations and those of its contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disaster, power loss, computer viruses, computer systems failure, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond its control. For instance, some of Alternus’ renewable energy projects are located in Italy near medium risk areas regarding seismic activity and may be vulnerable to damage from earthquakes. If any disaster were to occur, our ability and the ability of its contract manufacturers and outsourced service providers to operate could be seriously impaired and it could experience material harm to its business, operating results and financial condition. In addition, the coverage or limits of its business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.

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

Due to the specific nature of the renewable energy industry, we depend on a limited number of suppliers of solar panels, wind components, batteries, and other system components needed to expand, operate and function our renewable energy projects, thus making us susceptible to quality issues, shortages, bottlenecks, and price changes. The uncertain condition of the global economy as well as the current conflict between US and Iran, as well as Russia and Ukraine, and in Israel, including the retaliatory economic measures taken by United States, European, and others continue impacting businesses around the world, and has and may continue to impact several components producers and suppliers that form part of our supply chain; impacting products, materials, components, and parts required to operate our renewable energy projects and expand our offering, both in the Europe, in the US and globally. In times of rapid industry growth or regulatory change such as current times, any further deterioration of the geopolitical, socio-economic conditions or financial uncertainty to provide our services could reduce customers’ confidence and affect negatively our sales and results of operations.

Although we have implemented policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could cause installation and capacity expansion delay, amidst restrictions on the global supply of polysilicon and other renewable energy products and components. This could result in near-term supply crunch in renewable energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of renewable energy systems, potentially translating into a material adverse effect on our business, financial condition, results of operations and prospects.

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

Any default under debt arrangements could lead to an event of default and acceleration under other debt instruments that contain cross default or cross acceleration provisions, as applicable at any given time. If our creditors accelerate the payment of those amounts, investors cannot be assured that our assets would be sufficient to repay in full those amounts, to satisfy all other liabilities which would be due and payable and to ensure that net assets will be available to the shareholders. For example, our prior subsidiary, Solis Bond Company DAC, breached all three financial covenants under its bond terms. As such, Solis was unable to fully repay the Solis Bond by its maturity date (as extended), and Solis’ bondholders transferred ownership of Solis and all of its subsidiaries to the bondholders. This resulted in the majority of our operating assets and related revenues being eliminated and are no longer able to book the associated EBITDA. This has had a material adverse effect on our results of operations, cash flows and financial condition.

In addition, we typically pledge our renewable energy project assets or account or trade receivables to raise debt financing, and we are restricted from creating additional security over its assets. If we are in breach of one or more financial or other covenants or negative pledge clauses under any of our loan agreements and are not able to obtain waivers from the lenders or prepay such loan, repayment of the indebtedness under the relevant loan agreement may be accelerated, which may in turn require us to repay the entire principal amount including interest accrued, if any, of certain of its other existing indebtedness prior to their maturity under cross-default provisions of other loan agreements. If we lack sufficient financial resources to make required payments, the pledgees may auction or sell our assets or our interest in renewable energy projects to enforce their rights under the pledge contracts and loan agreements. Any of those events could have a material adverse effect on our financial condition, results of operations and business prospects.

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

The development and installation of  renewable energy systems is highly regulated; we may fail to comply with laws and regulations in the countries where it develops, constructs and operates renewable power projects and the government approval process may change from time to time, which could severely disrupt our business operations.

The development and installation of renewable energy systems is subject to oversight and regulation under local ordinances; building, zoning and fire codes; utility interconnection requirements for metering; and other rules and regulations. We attempt to keep apprised on these requirements on a national, state and local level and must design and install our renewable energy systems to comply with varying standards. Certain jurisdictions may have ordinances that prevent or increase the cost of installation of our renewable energy systems. New government regulations or utility policies pertaining to the installation of renewable energy systems are unpredictable and might result in significant additional expenses or delays, which could cause a significant reduction in demand for renewable energy systems.

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

In order to develop renewable energy power projects, we must obtain a variety of approvals, permits and licenses from various authorities. The procedures for obtaining such approvals, permits and licenses vary from country to country, making it onerous and costly to track the requirements of individual localities and comply with the varying standards. Moreover, sovereign states retain the power to adjust their energy policies and alter approval procedures applicable to the Company. If the regulatory requirements become more stringent or the approval process becomes less efficient, the key steps in our business operations including project development, facility upgrading and product sales, could be severely disrupted or delayed. Failure to obtain the required approvals, permits or licenses or to comply with the conditions associated therewith could result in fines, sanctions, suspension, revocation or non-renewal of approvals, permits or licenses, or even criminal penalties, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Any new government regulations pertaining to the Company business or renewable power projects may result in significant additional expenses. The Company cannot assure that it will be able to promptly and adequately respond to changes of laws and regulations in various jurisdictions, or that its employees and contractors will act in accordance with such laws. Failure to comply with laws and regulations where the Company develops, constructs and operates solar power projects may materially and adversely affect our business, results of operations and financial condition.

Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation may not continue, and changes to these regulations and policies might deter the purchase and use of renewable energy systems and negatively impact development of the renewable energy industry.

The market for renewable energy systems in the United States and Europe is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation and there is no assurance that they will continue. For example, the vast majority of the United States has a regulatory policy known as net energy metering, or “net metering”, which allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid and not consumed on-site. The customer consequently pays for the net energy used or receives a credit at the retail rate if more electricity is produced than consumed. Net metering, in some states, is being replaced with lower credits for the excess electricity sent onto the grid from solar energy systems, and utilities are imposing minimum or fixed monthly charges on owners of renewable energy systems. These regulations and policies have been modified in the past and may be modified in the future in ways that can restrict the interconnection of solar energy systems and deter purchases of solar energy systems by customers. Electricity generated by solar energy systems also competes most favorably in markets with tiered rate structures or peak hour pricing that increase the price of electricity when more is consumed. Modifications to these rate structures by utilities, such as reducing peak hour or tiered pricing or adopting flat rate pricing, could require the price of solar energy systems to be reduced in order to compete with the price of utility generated electricity.

Risk related to legal rights to real property in foreign countries.

Our energy facilities may be located on land which may be subject to government seizure or expropriation. For example, expropriation proceedings may not represent fair compensation and could materially affect our operations; certain operations may have to cease without sufficient compensation being paid to us. Certain types of seizure or expropriation could have a material adverse effect on our ability to generate revenue.

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

Furthermore, we are subject to the risk of potential disputes with property owners or third parties who otherwise have rights to or interests in the properties used for our solar parks. Such disputes, whether resolved in our favor or not, may divert management’s attention, harm our reputation or otherwise disrupt its business. An adverse decision from a court or the absence of an agreement with such third parties may result in additional costs and delays in, or the permanent termination of, the construction and operating phases of any solar park so situated.

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

Recent increases in inflation in the United States and internationally could adversely affect our business.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could have an adverse effect on our business and operations.

The renewable energy industry is a new and evolving market, which may not grow to the size or at the rate we expect.

The renewable energy industry is a new and rapidly growing market opportunity. We believe the renewable energy industry will continue still take several years to fully develop and mature, but we cannot be certain that the market will grow to the size or at the rate that we expect. Any future growth of the renewable energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the renewable service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost-effectively, and our business might be adversely affected should the markets for solar energy do not develop to the size or at the rate we expect.

Renewable energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to attract customers for our products and services could be adversely affected. Declining macroeconomic conditions, including labor markets, could contribute to instability and uncertainty among customers and impact their financial ability, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Market prices of retail electricity generated by utilities or other energy sources also could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

The cost of solar modules, wind components and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.  Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for renewable energy systems does not develop or takes longer to develop than we anticipate.

The renewable energy market is at a relatively early stage of development. The extent to which renewable energy will be widely adopted and the extent to which demand for renewable energy systems will increase are uncertain. If renewable energy does not achieve widespread adoption or demand for renewable energy systems fails to develop sufficiently, we might be unable to achieve our revenue and profit targets. Demand for renewable energy systems in our targeted markets might not develop as we anticipate. Many factors may affect the demand for renewable energy systems, including the following:

●	availability of government and utility company subsidies and incentives to support the development of the renewable energy industry;

●	government and utility policies regarding the interconnection of renewable energy systems to the utility grid;

●	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of natural gas and other fossil fuels;

●	cost-effectiveness (including the cost of solar modules), performance and reliability of renewable energy systems compared with conventional and other non-renewable energy sources and products;

●	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;

●	availability of customer financing with economically attractive terms;

●	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates and tighter credit; and

●	deregulation of the electric power industry and the broader energy industry.

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

Although we believe that renewable energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any incentive programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products and wind power components. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. To the extent government incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the presidential administration and control of the U.S. Congress, may subject us to significant risks, including the following:

●

a reduction or removal of clean energy programs and initiatives and the incentives they provide may diminish the market for future renewable energy off-take agreements, slow the retirement of aging fossil fuel plants, including the retirements of coal generation plants, and reduce the ability for renewable project developers to compete for off-take agreements, which may reduce PV solar module and wind energy component sales;

●

any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit renewable energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules and wind power components;

●

any incentives contingent upon domestic production of modules, such as tax incentives set forth under the IRA, could limit our ability to sell modules manufactured in certain foreign jurisdictions, which may adversely impact our module average selling prices and could require us to record significant charges to earnings should we determine that the manufacturing facilities and equipment in such foreign jurisdictions are impaired; and

●

any effort to overturn federal and state laws, regulations, or policies that are supportive of renewable energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

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

Changes in trade policy, including the imposition or escalation of tariffs and other trade restrictions, could increase our costs, disrupt our supply chain, delay project development and reduce the economic viability of renewable energy projects, which could have a material adverse effect on our business, financial condition and results of operations.

Our business relies on equipment, components, and materials that are sourced from multiple countries, including solar modules, wind turbine components, battery storage systems, inverters, and balance-of-system components.  We are subject to the risk that existing tariffs will be increased or that new tariffs, import duties, export controls, or other trade restrictions will be imposed on the materials, equipment, or components we require for our microgrid and renewable energy projects.

The current global trade environment is characterized by significant uncertainty, including escalating tariffs between the United States and its trading partners, particularly China, and the imposition of broad-based reciprocal tariffs by the United States on imports from most countries.  In 2025, the United States imposed a 10% baseline reciprocal tariff on nearly all trading partners and has imposed tariffs in excess of 100% on certain Chinese imports, including components used in solar energy systems.  Additional trade measures, including antidumping and countervailing duties on crystalline silicon photovoltaic cells and modules from Southeast Asia, Section 201 safeguard tariffs on solar modules, and Section 232 tariffs on steel and aluminum, continue to evolve and may be expanded or modified.

These tariffs and trade restrictions could adversely affect our business in the following ways:

●

increased costs for solar modules, wind turbine components, battery systems, inverters, racking, and other balance-of-system components, which may not be fully recoverable from customers or through project economics;

●	supply chain disruptions, delays in equipment delivery, and increased lead times that may delay project development and commissioning schedules;

●	reduced economic viability of renewable energy projects generally, which could reduce demand for our EaaS offerings and make it more difficult to achieve projected project returns;

●	increased uncertainty among potential customers, partners, and financiers, which may slow pipeline conversion and delay investment decisions;

●	retaliatory measures by affected countries that could disrupt our ability to operate or expand internationally, including in the United Kingdom and Europe; and

●	broader macroeconomic disruptions, including inflation, supply shortages, and reduced economic growth, that could reduce overall demand for energy infrastructure investment.

We cannot predict the duration, scope, or escalation of current or future tariffs and trade restrictions, or the extent to which countermeasures, exemptions, or other policy changes may mitigate their impact. To the extent tariffs or other trade barriers significantly increase the cost of renewable energy components or reduce the economic competitiveness of clean energy relative to fossil fuel alternatives, our ability to develop, finance, and deploy projects on commercially viable terms could be materially impaired.

Rapid technological changes in the energy industry could render our products, technologies, or business model uncompetitive or obsolete, and the emergence of new or lower-cost energy sources could reduce demand for our offerings and materially adversely affect our business, financial condition and results of operations.

The energy industry is undergoing rapid technological evolution. New technologies for electricity generation, storage, distribution, and management are being developed and commercialized at an accelerating pace. Our microgrid solutions currently integrate compact wind turbines, solar photovoltaic panels, and battery energy storage systems. If competing technologies emerge that offer superior performance, lower cost, greater efficiency, or improved reliability compared to the technologies we deploy, our competitive position could be materially harmed.

Specific technological risks include:

●

advances in solar photovoltaic efficiency, perovskite solar cells, next-generation thin-film technologies, or other generation technologies that could render existing solar module technologies less competitive or obsolete;

●

breakthroughs in battery chemistry, solid-state storage, or alternative energy storage solutions (such as hydrogen, compressed air, or gravity-based systems) that could offer significantly lower costs or longer duration than the lithium-ion or similar battery systems we currently deploy;

●

development of small modular nuclear reactors, advanced geothermal systems, or other baseload generation technologies that could provide 24/7 clean power at costs below what our microgrid systems can deliver;

●	improvements in grid-scale transmission and distribution infrastructure that could reduce the economic rationale for behind-the-meter distributed generation and microgrids;

●	advances in artificial intelligence and energy management software by competitors that could erode the value proposition of our IBM-integrated energy management platform;

●

the emergence of significantly cheaper natural gas, hydrogen, or other fuel sources, whether through new drilling techniques, regulatory changes, or technological innovation, that could reduce the cost of conventional power generation and thereby diminish the relative cost advantage of our renewable energy offerings; and

●

reductions in the retail price of grid-delivered electricity, whether through increased supply from new power generation capacity, regulatory changes, reduced transmission costs, or declining demand, which could reduce the economic savings that customers realize from our EaaS contracts and make our offerings less attractive.

We may be required to invest significant resources in research and development, technology licensing, or strategic partnerships to maintain our competitive position, and there can be no assurance that such investments will be successful. If we are unable to anticipate or adapt to technological changes, or if the technologies we deploy become uncompetitive relative to newer alternatives, our market share, revenues, and ability to attract and retain customers under long-term PPAs and EaaS contracts could be materially and adversely affected. Furthermore, existing customers under long-term contracts may seek to renegotiate or terminate their agreements if competing solutions offer materially superior economics, which could reduce our recurring revenue streams and impair the value of our installed asset base.

Shortages in the supply of silicon and the increase in the cost of certain other key commodities could adversely affect the availability and cost of the solar photovoltaic modules used in our renewable energy systems.

Shortages of silicon, the increase in the cost of commodities, such as silver, or supply chain issues could adversely affect the availability and cost of our renewable energy systems. Manufacturers of photovoltaic modules depend upon the availability and pricing of silicon, one of the primary materials used in photovoltaic modules, as well as other key commodities, such as silver. The worldwide market for silicon from time to time experiences a shortage of supply, which can cause the prices for photovoltaic modules to increase and supplies of photovoltaic modules become difficult to obtain. While we have been able to obtain sufficient supplies of solar photovoltaic modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins. Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

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

Electric utility statutes and regulations and changes to such statutes or regulations might present technical, regulatory and economic barriers to the purchase and use of our renewable energy service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our renewable energy service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned renewable energy systems to the electrical grid. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers. Many utilities, their trade associations, and fossil fuel interests, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential renewable energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenue and net income to decline.

The renewable power industry is characterized by evolving technologies and standards, which developments place increasing demands on the improvement of our products, such as solar cells with higher conversion efficiency and larger and thinner silicon wafers and solar cells. Other companies may develop production technologies that enable them to produce silicon wafers, solar cells and solar modules with higher conversion efficiencies at a lower cost than our products. Some of our competitors are developing alternative and competing solar technologies that might require significantly less silicon than crystalline silicon wafers and solar cells, or no silicon at all. Technologies developed or adopted by others may prove more advantageous than ours for commercialization of renewable energy power products and may render our products obsolete. We might need to invest significant resources in research and development to maintain our market position, to keep pace with technological advances in the renewable power industry, and effectively compete in the future. Our failure to further refine and enhance our products and processes or to keep pace with evolving technologies and industry standards could cause our products to become uncompetitive or obsolete, which could materially adversely reduce our market share and affect our results of operations.

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

The current conflict between the U.S. and Iran as well as the ongoing invasion of Ukraine by Russia has escalated tensions among the U.S., NATO, Iran and Russia. The U.S. and other NATO member states, as well as non-member states, have announced new sanctions against Iran and/or Russia and certain Iranian and Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Iran, Russia, the U.S. and NATO countries could have an adverse impact on our current operations.

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

Our common stock is quoted on the OTC Market and we may be unable to list our securities on a national securities exchange, which limits liquidity and may adversely affect the trading price of our common stock and our ability to raise capital.

Our common stock is currently quoted on the OTC Market following our delisting from The Nasdaq Capital Market in February 2025.  We may seek to list our common stock on a national securities exchange, such as Nasdaq or the NYSE, in the future; however, there can be no assurance that we will meet or maintain the applicable listing standards, or that any application we may submit will be approved. National securities exchanges impose quantitative and qualitative requirements for listing, including minimum bid price, market value of listed securities, minimum stockholders' equity or net income thresholds, corporate governance requirements, and minimum numbers of round lot holders, among other criteria.  Given our current market capitalization, stock price, financial condition, and the material weaknesses in our internal control over financial reporting, we may not be able to satisfy these requirements in the near term, if at all.

The failure to obtain or maintain a listing on a national securities exchange could have material adverse consequences, including:

●	a limited availability of market quotations for our securities and reduced visibility to investors and analysts;

●	reduced liquidity and wider bid-ask spreads for our securities, making it more difficult for stockholders to sell their shares at prices they consider acceptable;

●	a limited amount of news, research, and analyst coverage for the Company, which may reduce institutional investor interest in our securities;

●

a decreased ability to issue additional securities, attract strategic partners, or obtain financing on favorable terms, as certain institutional investors are prohibited from or are reluctant to invest in securities that are not listed on a national exchange;

●	potential negative perception among customers, suppliers, partners, and employees, which could harm our ability to execute our business strategy;

●

the inability to use short-form registration statements on Forms S-3 or S-8 for certain offerings if we fail to meet applicable eligibility requirements, which would increase the cost and complexity of future capital raises; and

●

certain contractual rights of our security holders, including conversion triggers and escrow release conditions in our preferred stock designations and note purchase agreements, may not be satisfied if an uplisting does not occur within specified timeframes, which could result in adverse financial consequences or disputes with counterparties.

There can be no assurance that we will be able to list our securities on a national securities exchange. Even if we are able to list our securities, there can be no assurance that we will be able to maintain compliance with the continued listing requirements of such exchange. Our prior delisting from Nasdaq and our history of non-compliance with listing standards may make it more difficult for us to obtain approval for a future listing application.

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

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;

●	changes in operating performance and stock market valuations of other clean energy and alternative energy companies generally, or those in the energy industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	trading volume of our common stock;

●	the inclusion, exclusion or removal of our common stock from any indices;

●	changes in our Board or management;

●	transactions in our securities by our directors, officers, affiliates and other major investors;

●	lawsuits threatened or filed against us;

●	changes in laws or regulations applicable to our business;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic conditions in the United States and other markets in which we operate;

●	pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants);

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

●	the other factors described in this “Risk Factors” section.

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

The price of our stock has experienced substantial price volatility and may continue to do so in the future. From January 1, 2025 to April 30, 2026, our stock price fluctuated between a low of $0.0006 per share and a high of $183.36 per share, which reflects a 1:200 reverse stock split. Additionally, the energy and technology industries, and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the performance of the companies in these sectors. We believe the price of our stock should reflect expectations of future growth and profitability. If we fail to meet expectations related to future growth, profitability, or other market expectations, the price of our stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

An active trading market for our common stock may not be sustained.

Our common stock is listed on OTC Market under the symbol “ALCE” and trades on that market. We cannot assure you that an active trading market for its common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of common stock when desired or the prices that you may obtain for your shares.

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

The conversion of our outstanding Series B, Series C, Series D and Series E Convertible Preferred Stock into shares of common stock, and the down-round anti-dilution protections contained in the certificates of designation governing such preferred stock, could result in significant dilution to holders of our common stock and may adversely affect the market price of our common stock.

As of the date of this Report, we have outstanding 21,150 shares of Series B Convertible Preferred Stock (the "Series B"), 6,015 shares of Series C Convertible Preferred Stock (the "Series C"), 9,733 shares of Series D Convertible Preferred Stock (the "Series D"), and 684 shares of Series E Convertible Preferred Stock (the "Series E"). Each series is convertible into shares of our common stock at the option of the holder, at a conversion price that is subject to downward adjustment upon certain dilutive issuances.

Specifically, the certificates of designation governing the Series B, Series C, Series D and Series E each contain "down-round" or "full ratchet" anti-dilution provisions, pursuant to which the applicable conversion price is automatically reduced to the lowest price per share at which the Company issues common stock or convertible securities during specified adjustment periods. The Series B conversion price is subject to adjustment through December 31, 2026; the Series C conversion price is subject to adjustment through December 31, 2028; and the Series D and Series E conversion prices are each subject to adjustment for twelve months from their respective issuance dates. As a result of dilutive issuances that have occurred since the original issuance of each series, the effective conversion prices may have been, or may in the future be, reduced significantly below the original conversion prices set forth in the applicable certificates of designation.

The face value of the outstanding convertible preferred stock is substantial. Each share of Series B has a face value of $1,000, with an original conversion price of $1.00 per share (subject to downward adjustment). Each share of Series C, Series D and Series E has a value of $1,000, with a conversion price of $0.10 per share (subject to downward adjustment). If all currently outstanding shares of convertible preferred stock were converted at their stated conversion prices (without giving effect to any further downward adjustments or beneficial ownership limitations), the holders would receive an aggregate number of shares of common stock that would substantially exceed the number of shares of common stock currently outstanding, resulting in massive dilution to existing common stockholders.

Although the certificates of designation for each series contain beneficial ownership limitations (19.99% for Series B and Series C, 9.99% for Series D, and 4.99% for Series E) that restrict the number of shares any individual holder may acquire upon conversion at any one time, these limitations do not prevent dilution in the aggregate — they merely limit the pace at which any single holder may convert. Holders may convert in successive tranches over time up to the applicable limits, and multiple holders converting simultaneously could result in significant cumulative dilution.

Furthermore, if the Company issues additional shares of common stock or convertible securities at prices below the then-effective conversion prices during the applicable adjustment periods, the conversion prices will be further reduced, resulting in even greater potential dilution upon conversion. The Company's ongoing need for capital and its history of issuing equity and convertible securities at declining prices increases the likelihood that additional dilutive issuances will occur, triggering further downward adjustments to the conversion prices.

The potential for significant dilution from the conversion of outstanding preferred stock, and the ongoing risk of further downward price adjustments, may depress the market price of our common stock, make it more difficult for us to raise equity capital on favorable terms, discourage new investors from purchasing our common stock, and reduce the value of existing stockholders' investments. In addition, the overhang created by a large number of shares of common stock issuable upon conversion of preferred stock may create downward pressure on our stock price even if no conversions have yet occurred, as the market anticipates future dilution.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

We have warrants outstanding to purchase up to 4,135,910 shares of our common stock. We will also have the ability to initially issue up to 11,200 shares of our common stock under the 2023 Plan (as defined below).

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

We identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2025 due to (i) lack of an effective control environment commensurate with its financial reporting requirements; (ii) lack of design and maintenance of effective controls for communicating and sharing information within the Company; (iii) lack of design and maintenance of effective controls for transactions between related parties and affiliates recorded between itself, the parent company and its subsidiaries; (iv) lack of effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions and (v) lack of design and maintenance of formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Management has taken initial steps to remedy these weaknesses by increasing the capacity of our qualified financial personnel; implementing a monthly review with the appropriate responsible parties to review and confirm that the accounting department has received the proper documentation for various transactions; starting the process of formalizing documentation related to intercompany due to/from within the new organization structure; having third party experts review non routine, unusual and complex transactions; and working with an external consultant to review and assess the Company’s current internal control structure.

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

●	“blank check” preferred stock that our Board could use to implement a stockholder rights plan;

●	the right of our Board to issue our authorized but unissued common stock and preferred stock without stockholder approval;

●	no ability of our stockholders to call special meetings of stockholders;

●	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	limitations on the liability of and the provision of indemnification to, our director and officers;

●	the right of the board of directors to make, alter, or repeal our Bylaws; and

●	advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Item 2. Properties.

Our principal executive offices are located at 17 State Street, Suite 4000, New York, NY 10004.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuit and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.  Other than the following matters, we are not aware of any such legal proceedings that will have, individually or in the aggregate, a m material adverse effect on the Company's business, financial condition or operating results.

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company has accrued a liability for this loss contingency in the amount of approximately $5.7 million in other payables in the financial statements.  The parties are currently in further settlement discussions and have agreed commercial terms in principle.

On January 30, 2025 CFGI LLC filed a complaint in the Superior Court of Massachusetts, claiming $358,000 is due and owed to CFGI pursuant to a services agreement by and among the parties, plus fees and costs.  CFGI and the Company entered into a settlement agreement for the contractual amount owed for services rendered in the amount of $358,000, whereby the Company agreed to pay to CFGI approximately $10,000 per month commencing June 2, 2025 for a period of three years.  The Company has failed to make all but one of the payments and on May 6, 2026 CFGI filed a request for default judgment in the amount of $358,000 and on June 4, 2026 the request was granted.  The Company has accrued a liability for this loss contingency in the amount of approximately $358,000 in other payables in the financial statements, which represents the amount owed less the one $10,000 payment made, plus fees and costs of approximately $10,000.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. On July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The Company has accrued a liability for this loss contingency in the amount of approximately $2.0 million at December 31, 2025 which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, Alternus Energy Group PLC (AEG) and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest.  In February of 2026, Orrick withdrew its claims, and the arbitration was discontinued.  Orrick has threatened to commence an action in state court against the Company and AEG and AEA, but to the Company's knowledge, no such action has been commenced.  If an action is commenced, the Company intends to vigorously defend itself in this matter and intends to file a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement, nor is AEA a subsidiary of the Company.

On May 30, 2024, the Company was served a complaint filed in the Circuit Court for Fairfax County, Virginia, by Morgan Franklin Consulting LLC ("MF"), claiming $276,796 is due and owed to MF pursuant to a Master Services Agreement by and among the parties.  In October of 2024, MF and the Company entered into a settlement agreement for the contractual amount owed for services rendered through the payment of twelve equal monthly installments commencing immediately, but the Company failed to make any payments.  On September 22, 2025, the Court granted summary judgment to MF for the amount claimed as owed. Subsequently, on February 6, 2026 the Court granted MF's motion for late fees in the amount of $153,949.  The Company has accrued a liability for this loss contingency in the amount of approximately $430,746 at December 31, 2025, which represents the contractual amount owed plus late fees. The parties are currently in payment plan discussions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the OTC Market under the symbol “ALCE.”

Holders

As of June 5, 2026, there were 67 stockholders of record of our common stock, 1 stockholder of record of our Series A Super Voting Preferred Stock, 1 stockholder of record of our Series B Convertible Preferred Stock, 9 stockholders of record of our Series C Convertible Preferred Stock, 2 stockholders of record of our Series D Convertible Preferred Stock, and 1 stockholder of record of our Series E Convertible Preferred Stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Reverse Stock Split

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

None of our series of Preferred Stock are entitled to receive any cash dividends.

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

Series B Convertible Preferred Stock

On September 30, 2025, the board of directors (the “Board”) of the Company declared the formation of, and approved the issuance of, an aggregate of 21,150 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B”). The Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series B Convertible Preferred Stock and describing the rights, obligations and privileges of the Series B. Concurrently, the Company issued 21,150 shares of Series B to Hover.  Each share of Series B has a par value of $0.0001 per share and a face value of $1,000 per share. The Series B has no stated maturity and is not subject to any sinking fund.

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

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2026, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the “Original Conversion Price”) of the Series B (a “Dilutive Issuance”), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.  As of December 31, 2025, the Original Conversion Price has been adjusted to $0.10 per share, due to the issuance of shares of Series C Convertible Preferred Stock.

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

Series C Convertible Preferred Stock

The Company formed an aggregate of up to 12,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C”) and filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series C Convertible Preferred Stock and describing the rights, obligations and privileges of the Series C. On December 31, 2025 the Company issued an aggregate of 3,150 shares of Series C to certain debt holders.  On March 3, 2026 the Company issued 5,775 shares of Series C to the Purchasers. On April 21, 2026 the Company issued an additional 240 shares of Series C to an additional Purchaser.   Each share of Series C has a par value of $0.0001 per share and a value of $1,000 per share. The Series C has no stated maturity and is not subject to any sinking fund.

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

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2028, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series C (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.  As of December 31, 2025 there have not been any adjustments.

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

Series D Convertible Preferred Stock:

On March 27, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series D Convertible Preferred Stock and describing the rights, obligations and privileges of the Series D. Concurrently, the Company issued 2,150 shares of Series D to an accredited third party investor. On March 31, 2026 the Company issued 7,583 shares of Series D to an accredited debt holder.  Each share of Series D has a par value of $0.0001 per share and a value of $1,000 per share. The Series D has no stated maturity and is not subject to any sinking fund.

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

Series E Convertible Preferred Stock:

On March 31, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series E Convertible Preferred Stock and describing the rights, obligations and privileges of the Series E. Concurrently, the Company issued 684 shares of Series E to an accredited debt holder.  Each share of Series E has a par value of $0.0001 per share and a value of $1,000 per share. The Series E has no stated maturity and is not subject to any sinking fund.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 9, 2022, our board of directors approved and on December 4, 2023 our stockholders approved the Alternus Clean Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board originally reserved 1,600 shares of common stock issuable upon the grant of awards. On November 15, 2024 the board of directors and our stockholders approved an increase to reserve 11,200 shares of common stock issuable upon the grant of awards.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, the Company made the following unregistered sales securities.

On January 2, 2025, a convertible promissory note holder converted $1,588,693 of the October Convertible Note into 11,120 shares of unrestricted common stock valued at $150 per share.

On January 2, 2025, the Company issued 1,109 shares of common stock to an accredited debt holder valued at $150 per share.

On January 8, 2025, a convertible promissory note holder converted $202,500 of the October Convertible Note into 1,350 shares of unrestricted common stock valued at $150 per share.

On January 10, 2025, the Company issued 1,162 shares of common stock to an accredited debt holder valued at $128.40 per share.

On January 23, 2025, the Company issued an aggregate of 7,630 shares of common stock to six accredited investors as part of a debt financing, valued at $563,268.

On January 31, 2025, the Company issued 850 shares of common stock to an accredit debt holder valued at $65.28 per share.

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

On February 18, 2025, the Company issued 1 share of Series A Super Voting Preferred Stock to Mr. Vincent Browne valued at $6.00 per share.

On March 21, 2025, the Company issued 9,999 shares of Series A Super Voting Preferred Stock to Mr. Browne valued at $6.00 per share.

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

On April 24, 2025 the Company issued an additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne.

On April 28, 2025 the Company issued a warrant to purchase up to 1,199,295 shares of the Company’s common stock at an exercise price of $0.85 per share to an accredited investor. The warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

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

Overview

The Company was incorporated on May 14, 2021 under the laws of Delaware and was originally known as Clean Earth Acquisitions Corp. The Company closed a business combination on December 22, 2023 and changed its name to Alternus Clean Energy, Inc.  We currently have 13 employees; 6 employees are located in Dublin, Ireland, 2 are located at the Company’s headquarters located in New York, 2 remote employees in the US and 3 are located in Europe. Our employees perform various services such as business development, finance, and management functions.

Alternus Clean Energy, Inc. is a specialized energy transition platform dedicated to developing, owning, and operating decentralized, onsite clean energy solutions for commercial and industrial customers across the United States and the United Kingdom. The Company aims to deliver 24/7 energy independence to its customers through wind-powered microgrids and complementary energy technologies, that integrate compact wind turbines, solar, and battery storage, bypassing grid constraints and providing reliable, clean power directly at the point of consumption.

The Company's primary commercial vehicle is EverOn Energy, a joint venture formed with Hover Energy LLC, through which it develops and operates Wind Powered Microgrids™ for Blue-Chip Clients across four high-value verticals: big box retail, real estate, education, and manufacturing. Customers receive energy under long-term, 25-year Energy-as-a-Service ("EaaS") contracts at rates at or below what they currently pay to their grid provider, with no upfront capital expenditure required. This model is designed to deliver immediate and measurable cost savings to customers while generating stable, long-term recurring revenues for the Company.

Over 50% of the Company's planned near-term growth is already represented in an existing pipeline of Blue-Chip Clients. Based on EverOn's current pipeline and growth projections, the Company is targeting the installation of approximately 93 cumulative microgrids by 2030, growing to 153 by 2032, with projected annual recurring revenues growing at a 54% compound annual growth rate between 2026 and 2035 under 25-year PPA contracts. EverOn is projected to reach EBITDA positive in 2027 and cash flow positive in 2028, at which point 70% of cash from operations will be reinvested to fund organic self-funded growth

The Company uses annual recurring revenues as a key metric in its financial management information and believes this method better reflects the long-term stability of operations into the future. Annual Recurring Revenue ("ARR") is defined as the estimated future revenue generated by operational microgrid installations under long-term Energy-as-a-Service ("EaaS") contracts, calculated as the contracted energy rate per kilowatt-hour (kWh) multiplied by the estimated annual energy generation of each installation over a full year of operation, inclusive of the contracted annual escalator.

It should be noted that the actual revenues reported by the Company in a particular period may be lower than ARR where a microgrid installation does not generate revenue for the full duration of that period, most commonly in the first year of operation, where commissioning and handover may occur part-way through the financial year. The Company must also account for the timing of new installations completed throughout the financial year, which will contribute to ARR on a pro-rated basis in the period of first operation and on a full-year basis thereafter. As the portfolio of operational installations grows, ARR accumulates accordingly, reflecting the stair-step growth profile inherent in the Company's long-term EaaS ownership model.

Impacts of the U.S./Iran conflict and the ongoing Ukraine/Russia conflict

The geopolitical situation in the Middle East intensified in early 2026 with the U.S./Iran conflict.  The conflict between the two countries continues to evolve as military activity proceeds and blockades of Iranian ports as well as the Straits of Hormuz are imposed.  In addition to the human toll and impact of the events on entities that have operations in Iran or its neighboring countries, or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.  The Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors.

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

Interest Rates on Company Debt

Interest rates on the Company’s debt, that are not measured at fair value, are mostly variable for the full term of the debt at annual interest rates ranging from 9% to 25%.

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

The Company believes the combined nameplate capacity of its portfolio is indicative of its overall production capacity and period to period comparisons of its nameplate capacity are indicative of the growth rate of its business. The production capacity listed below for Poland, the Netherlands, Romania, and the United States reflect the actual production from those parks while they were owned by or operating under the Company for the year ended December 31, 2024. The parks were sold on January 19, 2024, February 21, 2024, October 3, 2024, and November 5, 2024, respectively. Refer to Footnotes 17 for additional information on the sale/disposal of the parks.

The table below outlines the Company’s operating renewable energy facilities as of December 31, 2025 and 2024:

	Year Ended December 31,
MW (DC) Nameplate capacity by country	2025	2024
United States	-	3.8
Total	-	3.8

Discontinued Operations:
Netherlands	-	11.8
Poland	-	88.4
Romania	-	40.1
Total	-	140.3
Total for the period	-	144.1

Megawatt hours sold

Megawatt hours sold refers to the actual volume of electricity sold by the Company’s renewable energy facilities during a particular period. The Company tracks MWh sold as an indicator of its ability to realize cash flows from the generation of electricity at its renewable energy facilities. The megawatt hours listed below for Poland, the Netherlands, Romania, and the United States reflect the actual volume of electricity sold during the year ended December 31, 2024. The parks were sold on January 19, 2024, February 21, 2024, October 3, 2024, and November 5, 2024, respectively. Refer to Footnotes 17 for additional information on the sale/disposal of the parks.

The Company’s MWh sold for renewable energy facilities for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
MWh (DC) Sold by country	2025	2024
Italy	-	-
United States	-	4,540
Total	-	4,540

Discontinued Operations:
Netherlands	-	466
Poland	-	500
Romania	-	42,741
Total	-	43,707
Total for the period	-	48,247

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024

Revenues	$-	$311

Operating Expenses
Cost of revenues	-	(364)
Selling, general, and administrative	(8,065)	(11,984)
Depreciation, amortization, and accretion	(593)	(215)
Development costs	-	(748)
Impairment of Spanish assets	-	(3,263)
Loss on disposal of assets	15,513	-
Total operating income/(expenses)	6,855	(16,574)

Income/(Loss) from continuing operations	6,855	(16,263)

Other income/(expense):
Interest expense	(4,198)	(8,774)
Fair value movement of FPA asset	-	(483)
Fair value movement of convertible note	(3,967)	67
Debt restructuring costs	(753)	-
Costs associated with legal actions related to unpaid liabilities	(1,232)	-
Fair value movement of warrant	1,564	565
Loss on issuance of debt	(35)	(520)
Loss on extinguishment of debt	(3,187)	179
Gain on settlement of liabilities	596	-
Loss on settlement of SAA with Hover	(2,025)	-
Provision for loss from related party	(561)	-
Other expense	(363)	(506)
Other income		1,571
Total other expenses	(14,161)	(7,901)
Loss before provision for income taxes	(7,306)	(24,164)
Income taxes	-	(590)
Loss from continuing operations	(7,306)	(24,754)

Discontinued operations:
Loss from operations of discontinued business components	-	(7,543)
Gain on sale of discontinued operations, net assets	-	53,462
Income tax	-	(87)
Income/(loss) from discontinued operations	-	45,832
Net income/(loss) for the period	$(7,306)	$21,078
Net income/(loss) attributable to noncontrolling interest	(820)	-
Net income/(loss) attributable to common stock	$(8,126)	$21,078

Basic & diluted earnings loss per share of common stock:
Continuing operations	$(35.71)	$(1,402.00)
Discontinued operations	-	2,596.00
Total earnings loss per share of common stock, basic & diluted	$(35.71)	$1,194.00
Weighted-average common stock outstanding, basic & diluted	479,613	17,653

Comprehensive income/(loss):
Net income/(loss)	$(8,126)	$21,078
Foreign currency translation adjustment	#REF!	#REF!
Comprehensive income/(loss)	#REF!	#REF!

Fiscal Year Ended December 31, 2025 compared to December 31, 2024.

The Company generates its revenue from the sale of electricity from its solar parks. The revenue is from FiT, PPA, REC, or in the day-ahead or spot market.

Revenue

Revenue for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
			Change	Change
Revenue by Country	2025	2024	($)	( %)
	in thousands
United States	-	311	(311)	(100)%
Total for continuing operations	$-	$311	$(311)	(100)%

Discontinued Operations:
Netherlands	$-	$16	$(16)	(100)%
Poland	-	106	(106)	(100)%
Romania	-	9,687	(9,687)	(100)%
Total for discontinued operations	$-	$9,809	$(9,809)	(100)%
Total for the period	$-	$10,120	$(10,120)	(100)%

Revenue for continuing operations decreased by $0.3 million for the year ended December 31, 2025 compared to the same period in 2024 as there were no revenue generating facilities in operation during 2025 following de-consolidation or sale of our utility operating parks as part of the group restructuring activities and refocus on microgrid energy facilities going forward.

Revenue for discontinued operations decreased by $9.8 million for the year ended December 31, 2025 compared to the same period in 2024. All operating parks in Poland, the Netherlands and Romania were sold on January 19, 2024, February 21, 2024 and October 3, 2024 respectively, resulting in a $9.8 million decrease in revenues.

	Year Ended December 31,
			Change	Change
Revenue by Offtake Type	2025	2024	($)	( %)
	in thousands
Country Renewable Programs (FiT)	$-	$311	$(311)	(100)%
Total for continuing operations	$-	$311	$(311)	(100)%

Discontinued Operations:
Country Renewable Programs (FiT)	$-	$334	$(334)	(100)%
Green Certificates	-	5,803	(5,803)	(100)%
Energy Offtake Agreements (PPA)	-	3,638	(3,638)	(100)%
Other Revenue	-	34	(34)	(100)%
Total for discontinued operations	$-	$9,809	$(9,809)	(100)%
Total for the period	$-	$10,120	$(10,120)	(100)%

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

Cost of revenues for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
			Change	Change
Cost of Revenues by Country	2025	2024	($)	( %)
	in thousands
United States	-	364	(364)	(100)%
Total for continuing operations	$-	$364	$(364)	(100)%

Discontinued Operations:
Netherlands	$-	$115	$(115)	(100)%
Poland	-	101	(101)	(100)%
Romania	-	3,936	(3,936)	(100)%
Total for discontinued operations	$-	$4,152	$(4,152)	(100)%
Total for the period	$-	$4,516	$(4,516)	(100)%

Cost of revenues for continuing operations decreased by $0.4 million for the year ended December 31, 2025 compared to the same period in 2024  as there were no revenue generating facilities in operation during 2025 following de-consolidation or sale of our utility  operating parks as part of the group restructuring activities and refocus on microgrid energy facilities going forward.

Cost of revenues for discontinued operations decreased by $4.1 million for the year ended December 31, 2025 compared to the same period in 2024. All operating parks in Poland, the Netherlands and Romania were sold on January 19, 2024, February 21, 2024 and October 3, 2024 respectively, resulting in a $9.8 million decrease in revenues. Refer to Footnote 17 for additional sale information.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
			Change	Change
	2025	2024	($)	( %)
	in thousands
Selling, general and administrative	$8,066	$11,984	$(3,918)	(33)%
Total for continuing operations	$8,066	$11,984	$(3,918)	(33)%

Discontinued Operations:
Selling, general and administrative	$-	$1,564	$(1,564)	(100)%
Total for discontinued operations	$-	$1,564	$(1,564)	(100)%
Total for the period	$8,066	$13,548	$(5,482)	(40)%

Selling, general, and administrative expenses for continuing operations decreased by $3.9 million for the year ended December 31, 2025 compared to the same period in 2024 mainly driven by an decrease in headcount and office costs  along with significant drop in audit, consulting, legal, and listing costs.

Selling, general and administrative expenses for discontinued operations decreased by $1.6 million for the year ended December 31, 2025 compared to the same period in 2024 mainly due to sale of the operating assets during 2024. Refer to Footnote 17 for additional sale information.

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

The Company has evaluated the rescission in accordance with ASC 855, Subsequent Events, and determined it to be a non-recognized subsequent event, as the rescission did not change the condition of “control” that existed as of the acquisition date or the reporting period end. As such, no adjustments have been made to the financial statements for the period ended December 31, 2024. The rescission was reflected in the Company’s financial statements in the future accounting period in which the sale or disposal criteria are met (i.e., the second quarterly period of the year ending December 31, 2025).

Development Cost

The Company depends heavily on government policies that support our business and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The Company can decide to abandon a project if there is material change in budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Footnote 16 to the accompanying financial statements for more detail of development cost.

	Year Ended December 31,
			Change	Change
	2025	2024	($)	(%)
	in thousands
Development Cost	$-	$748	$(748)	(100)%
Total for the period	$-	$748	$(748)	(100)%

Development cost decreased by $0.7 million for the year ended December 31, 2025 compared to the same period in 2024 due to final work performed for projects abandoned for the development of renewable energy projects in Spain and the United States.

Depreciation, Amortization, and Accretion Expense

Depreciation, amortization, and accretion expenses for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
			Change	Change
	2025	2024	($)	(%)
	in thousands
Depreciation, Amortization and Accretion expense	$593	$215	$378	176%
Total for continuing operations	$593	$215	$378	176%

Discontinued Operations:
Depreciation, Amortization and Accretion expense	$-	$1,691	$(1,691)	(100)%
Total for discontinued operations	$-	$1,691	$(1,691)	(100)%
Total for the period	$593	$1,906	$(1,313)	(69)%

Depreciation, amortization and accretion expenses for continuing operations increased by $0.4 million for the year ended December 31, 2025 compared to the same period in 2024 due primarily to $0.5 million relating to the amortization EverOn intangible assets for the last three months in 2025 since acquisition, and $0.1 million relating to Liion amortization for three months in 2025 prior to its disposal. In 2024, there was only one country with operating parks recognizing depreciation in 2025 that was sold in Q4 in 2024.

Depreciation, amortization and accretion expenses for discontinued operations decreased by $1.7 million for the year ended December 31, 2025 compared to the same period in 2024. All operating parks in Poland, the Netherlands and Romania were sold on January 19, 2024, February 21, 2024 and October 3, 2025 respectively. Refer to Footnote 17 for additional sale information.

Gain on Disposal of Assets

	Year Ended December 31,
			Change	Change
	2025	2024	($)	(%)
	in thousands
Gain on disposal of assets	$15,513	$-	$15,513	0%
Costs related to disposal of asset	-	-	-	0%
Total for continuing operations	$15,513	$-	$15,513	0%

Discontinued Operations:
Gain on disposal of asset	$-	$3,374	$(3,374)	(100)%
Costs related to disposal of asset	-	(1,843)	1,843	(100)%
Gain on sale of discontinued operations	-	51,844	(51,844)	(100)%
Total for discontinued operations	$-	$53,375	$(53,375)	(100)%
Total for the period	$15,513	$53,375	$(37,862)	(71)%

On March 25, 2025, one of the Company’s subsidiaries, AEG MH02, entered into a Share Purchase Agreement with Alternus Energy Group Plc, a related party, for the sale of the entire issued share capital of Alt Spain Holdco S.l.u., including all of its subsidiaries: ALT Spain 03, S.L.U., ALT Spain 04, S.L.U. and New Frog Projects SL, for a total consideration of €10. In accordance with ASC 360, the Company removed the net assets of the disposal group and recognized a gain of $3.6 million upon closing the sale in March 2025. The sale does not represent a discontinued operation because management continues to pursue clean energy investment and development opportunities in Spain and Europe and did not view the sale as a strategic shift for the Company. Therefore, the assets were not classified as discontinued operations in accordance with ASC 205-20. Refer to Footnote 18 for additional sale information.

On May 7, 2025, the Company sold AEG MH 02 Limited (“MH02”) and all its subsidiaries to two buyers. In accordance with ASC 360, the Company removed the net assets of the disposal group and recorded a gain on the sale of approximately $11.9 million and removed approximately $18.3 million in debt and payables related to MH02’s activities. The sale does not represent a discontinued operation because management continues to pursue clean energy investment and development opportunities in Italy and did not view the sale as a strategic shift for the Company. Therefore, the assets were not classified as discontinued operations in accordance with ASC 205-20, Refer to Footnote 19 for additional sale information.

On January 19, 2024, the Company sold its operating parks in Poland with a carrying value of $55.2 million for $59.4 resulting in a $4.2 million gain. The costs incurred to complete the transaction totaled $0.8 million and are reported together with the disposal of the assets according to ASC 360-10-35-38. Refer to Footnote 17 for additional sale information.

On February 21, 2024, the Company sold its operating park in the Netherlands with a carrying value of $8.0 million for $7.1 million resulting in a $0.9 million loss. The costs incurred to complete the transaction totaled $0.4 million and are reported together with the disposal of the assets according to ASC 360-10-35-38. Refer to Footnote 17 for additional sale information.

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

Interest Expense, Other Income, and Other Expense

	Year Ended December 31,
			Change	Change
	2025	2024	($)	(%)
	in thousands
Interest expense	$(4,198)	$(8,774)	$4,576	(52)%
Valuation of FPA asset	-	-	-	100%
Fair value movement of FPA asset	-	(483)	483	(100)%
Fair value movement of convertible note	(3,967)	67	(4,034)	(6,021)%
Debt restructuring costs	(753)	-	(753)	100%
Costs associated with legal actions related to unpaid liabilities	(1,232)	-
Fair value movement of warrant	1,564	565	999	177%
Loss on issuance of debt	(35)	(520)	485	(93)%
Loss on extinguishment of debt	(3,187)	179	(3,366)	(1,880)%
Gain on settlement of liabilities	596	-	596	100%
Loss on settlement of SAA with Hover	(2,025)	-	(2,025)	100%
Provision for loss from related party	(561)		(561)	100%
Other expense	(363)	(506)	143	(28)%
Other income	-	1,571	(1,571)	(100)%
Total for continuing operations	$(14,161)	$(7,901)	$(6,260)	79%

Discontinued Operations:
Interest income/(expense)	$-	$(9,724)	$9,724	(100)%
Other expense	-	(221)	221	(100)%
Total for discontinued operations	$-	$(9,945)	$9,945	(100)%
Total for the period	$(14,161)	$(17,846)	$3,685	(21)%

Total other expenses for continuing operations increased by $6.3 million for the year ended December 31, 2025 compared to the same period in 2024. The primary drivers causing the increase from 2024 are a $3.4 million cost for debt extinguishment associated with the reclass of the SNC Notes on July 1, 2025 and a $4.0 million charge for movement in fair value of its convertible notes in the period (refer to Footnote 12 for additional information). In addition, we incurred debt restructuring costs of $0.7 million from the issuance of warrants in April 2025 offset by a gain on movement in fair value in warrants of $1.6 million $4.6 million decrease in interest expense. As part of the EverOn joint venture formation we incurred a $2.0 million loss on settlement of the SAA agreement with Hover (refer to Footnote 6 for additional information).  Other Income decreased by $1.6 million as the 2024 amount  related to the sale of Lightwave tax credits to an energy company in Texas with no such transactions in 2025.

Total other expenses for discontinued operations decreased by $9.9 million for the year ended December 31, 2025 compared to the same period in 2024. The primary driver is the interest expense for 2024 related to Solis that was sold on October 3, 2024. Refer to Footnote 17 for additional sale information.

Income Tax

	Year Ended December 31,
			Change	Change
	2025	2024	($)	(%)
	in thousands
Corporate tax expense	$-	$(590)	$590	(100)%
Total for continuing operations	$-	$(590)	$590	(100)%

Discontinued Operations:
Corporate tax expense	$-	$(87)	$87	(100)%
Total for discontinued operations	$-	$(87)	$87	(100)%
Total for the period	$-	$(677)	$677	(100)%

Income tax expense for continuing operations decreased by $0.6 million for the year ended December 31, 2025 compared to the same period in 2024 due to the recognition of penalties assessed for the late filing of the 2024 corporate tax return.. The Company did not book additional penalties during the year ended December 31, 2025 as the business had decreased in size and operating subsidiaries on which the penalties were assessed in 2024.

Income tax expense for discontinued operations decreased by $0.1 million for the year ended December 31, 2025 compared to the same period in 2024. Zonnepark Rilland receives a fixed payment each month per agreed rates with the customer. In the second quarter of the following year, the customer settles any difference in the average rates for the prior year and the agreed upon rate for the prior year. This settlement of the rates exceeded the receivables the company had booked and resulted in extra income recognized in 2022. The additional income received resulted in a higher tax liability and a balance due in 2022. The balance due was paid at the time of filing in 2024.

Impairment Loss Recognized

	Year Ended December 31,
	2025	2024	Change ($)	Change (%)
	in thousands
Impairment of Spanish assets	$-	$(3,263)	$3,263	(100)%
Total for continuing operations	$-	$(3,263)	$3,263	(100)%

Discontinued Operations:		)		)%
Impairment loss recognized on the remeasurement to fair value less costs to sell	$-	$-	$-	0%
Total for discontinued operations	$-	$-	$-	0%
Total for the period	$-	$(3,263)	$3,263	(100)%

Impairment loss recognized for continuing operations decreased by $3.3 million for the year ended December 31, 2025 compared to the same period in 2024 as the charge in 2024 related to the Spanish assets that were subsequently sold in March 2025. Refer to footnote 18 for sale information.

Net Loss

Net loss for continuing operations decreased by $17.4 million for the year ended December 31, 2025 compared to the same period in 2024. This is primarily due to a $15.5 million gain on disposal of assets, a $3.7 million reduction in impairment and development costs, $4.6 million (52%) reduction in interest charges in the period and a $1.5 million gain on movement in fair value of warrants. Selling, general, and administrative costs reduced by $4.0 million (33%) due to management's ongoing cost reduction programme and right sizing of the business for future growth. These gains were offset by $3.2 million loss on extinguishment of debt relating  to the re-class of the SNC notes on July 1, 2025 and a subsequent $4.0 million loss on movement in fair value of convertible notes for the year ended December 31, 2025. In addition the Company recorded one time costs of $2 million relating the SAA with Hover as part of the EverON acquisition and approximately $2.0 million of costs relating to debt restructuring and legal costs associated with unpaid liabilities.

Net loss for discontinued operations decreased by $45.8 million for the year ended December 31, 2025 compared to the same period in 2024 primarily due to sale of Solis in October of 2024.

Liquidity and Capital Resources

Capital Resources

A key element to the Company’s financing strategy is to raise much of its debt in the form of project specific non-recourse borrowings at its subsidiaries with investment grade metrics. Going forward, the Company intends to primarily finance acquisitions or growth capital expenditures using equity and long-term non-recourse debt that fully amortizes within the asset’s contracted life, as well as retained cash flows from operations and issuance of equity securities through public markets.

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

The following non-US GAAP table summarizes the total capitalization and debt as of December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Convertible notes measured at fair market value	$9,900	$2,626
Convertible and non-convertible other debt	6,161	27,718
Total debt	16,061	30,344
Less current maturities	(16,061)	(28,715)
Long term debt, net of current maturities	$-	$1,629

Current Maturities	$16,061	$28,715
Debt discount	-	(1,239)
Net loss on issuance of convertible note & warrant	-	520
Movement in fair value	-	(632)
Current Maturities net of debt discount	$16,061	$27,364

Long-term maturities	$-	$1,629
Less long-term debt discount	-	-
Long-term maturities net of debt discount	$-	$1,629

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents on the Consolidated Balance Sheets	$32	$161
Total cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flow	$32	$161

Liquidity Position

As discussed in Footnote 2 to the consolidated financial statements, we have experienced recurring operating losses, generated negative cash flows from operations and have limited cash resources as of December 31, 2025 which, together with our current level of indebtedness, represent the existence of conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report, without additional financing.

In response to these conditions, over the past year, management has continued to pursue various actions to improve the Company’s financial position, such as reducing selling, general and administrative costs by approximately 50% (excluding stock compensation costs) and reducing loss from continuing operations from $24.9 million to $7.3 million for the twelve months ending December 31, 2024 and 2025, respectively. The Company also completed the acquisition of EverOn, valued at $56.5 million as at December 31, 2025, with the assistance of an independent third party valuation firm. As a result of these activities, Shareholders’ Equity/(Deficit) attributable to Alternus Clean Energy Inc. to $3.4 million as of December 31, 2025 from a deficit of $33.9 million as of December 31, 2024.

This improved balance sheet and business position is intended to support management’s plans to seek a listing on a national exchange at the earliest opportunity. As part of this activity, we are pursuing several financing initiatives intended to provide additional capital to support our operations, strategic objectives and near-term liquidity requirements.

Subsequent to December 31, 2025, we have entered into a term sheet with a leading investment bank for an initial PIPE investment of $10 million in the form of convertible preferred equity with an additional $10 million available at the Company’s option within 11 months after the first closing. The agreement has a number of conditions precedent prior to closing, including the receipt of certain governmental and regulatory approvals and other requirements that are not entirely within our control. As a result, there can be no assurance regarding the timing of, or ultimate receipt of, any proceeds under the proposed financing arrangement.

In addition, we have also entered into a preliminary term sheet with an institutional investor for an equity line of credit facility that could provide access to up to $50.0 million of additional capital at the Company’s option over the following three years. The proposed facility remains subject to negotiation and execution of definitive agreements, satisfaction of customary closing conditions and other requirements. Further, our ability to access capital under such a facility would be dependent upon a number of factors, including the Company's stock price, trading volume and other market conditions at the time of any drawdowns.

While we believe these financing initiatives, if successfully completed, would provide a significant source of additional liquidity, the transactions have not been completed as of the date of this filing and remain subject to uncertainties that are outside of our control. Accordingly, management cannot conclude that the successful completion of these transactions is probable at this time, and, therefore, these plans do not alleviate the substantial doubt regarding the Company's ability to continue as a going concern.

.

Financing Activities

In May 2022, AEG MH02 entered into a loan agreement with a group of private lenders of approximately $10.8 million with an initial stated interest rate of 8% and a maturity date of May 31, 2023. In February 2023, the loan agreement was amended stating a new interest rate of 16% retroactive to the date of the first draw in June 2022. In May 2023, the loan was extended, and the interest rate was revised to 18% from June 1, 2023. In July 2023, the loan agreement was further extended to October 31, 2023. In November 2023, the loan agreement further extended to May 31, 2024. On December 31, 2025, the loan agreement was further extended to September 30, 2025 while also stating any accrued interest up to the date of the amendment was to be added to the principal loan balance. As a result of these amendments, $3.2 million of interest was recognized during the period ended December 31, 2024 and $5.9 million of accrued interest was added to the existing loan balance.  On May 7, 2025, AEG MH02 was sold, and the note was assumed by the buyer. See Footnote 16 for more information. The Company had principal outstanding of $0 and $16.0 million as of December 31, 2025 and December 31, 2024, respectively.

In July 2023, Alt Spain Holdco, one of the Company’s Spanish subsidiaries acquired the project rights for a 32 MWp portfolio of Solar PV projects in Valencia, Spain, with an initial payment of $1.9 million, financed through a €3.0 million ($3.3 million) bank facility having a six-month term and accruing ’Six Month Euribor’ plus 2% margin. On January 24, 2024, the maturity date was extended to July 28, 2024. On July 28, 2024, the loan was further extended to January 28, 2025 and the principal amount was reduced to €2.6 million ($2.8 million) from cash on hand.  On March 25, 2025, Alt Spain Holdco was sold, and the note was assumed by the buyer. See Footnote 15 for more information. This note had a principal outstanding balance of $0.0 million and $2.7 million as of December 31, 2025 and December 31, 2024, respectively.

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

On April 19, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue to the Investor a senior convertible note in the principal amount of $2,160,000, issued with an eight percent (8.0%) original issue discount and a warrant to purchase up to 482 shares of the Company’s common stock, at an exercise price of $2,400 per share.  As of December 31, 2025 the warrant was adjusted to purchase up to 1,360,755 shares at an exercise price of $0.85 per share. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matured on April 20, 2025, bearing interest at 7% per annum, which was adjusted in April of 2025 so that the Maturity Date is December 31, 2025 and the interest rate is 12% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. This note had a principal outstanding balance of $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $2.00 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 1,063 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount.  This warrant was adjusted on November 12, 2024 and on December 5, 2024 so that as of December 31, 2025 the warrant was as adjusted to purchase up to 500,377 shares exercisable at $0.85 per share.  In conjunction with the transaction, the Company issued warrants for the purchase of 106 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

The Convertible Note was extended and matures on December 31, 2025 (unless accelerated due to an event of default, or accelerated up to six installments by the Investor), bears interest at a rate of seven percent (7%) per annum, which shall automatically be increased to eighteen percent (18.0%) per annum in the event of default and, other than the First Convertible Note, ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of December 1, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $79,545 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily volume-weighted average price (“VWAP”) (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $150. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder).  This note had a principal outstanding balance of $0.5 and $2.2 as of December 31, 2025 and December 31, 2024, respectively.

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 813 shares of Common Stock exercisable at $400 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount.  This warrant was adjusted on November 12, 2024 and on December 5, 2024, such that as of December 31, 2025, the warrant was adjusted to purchase up to 382,430 shares at an exercise price of $0.85 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 81 shares of common stock with an exercise price of $440 per share for their role as placement agent, which is exercisable at any time on or after April 21, 2024 and will expire on the third anniversary of the effective date of the registration statement registering the underlying warrant shares.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 1,520 shares of Common Stock exercisable at $300 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 so that as of December 31, 2025, the warrant was adjusted to purchase up to 536,116 shares at an exercise price of $0.85 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 114 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant, which as of December 31, 2025 was adjusted to purchase up to 153,686 shares of Common Stock exercisable at $0.85 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 33 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

On April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.0001. The maturity date of the 2024 Notes shall be extended to December 31, 2025. Pursuant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to 170,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $6.00 per share.  This Warrant was adjusted such that as of December 31, 2025, the warrant was as adjusted to purchase up to 1,199,295 shares at an exercise price of $0.85 per share. The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance.

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

On December 30, 2024, the Company assumed a $1,041,720 (€1,000,000) promissory note from AEG with a 10% interest maturing July 31, 2025. Additionally, the Company assumed multiple promissory notes totaling $1,025,000 million from AEG maturing June 30, 2025. This note had a principal outstanding balance of €1 million as of December 31, 2025 and December 31, 2024.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This note had a principal outstanding balance of $0.5 million as of December 31, 2025 and December 31, 2024.

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

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025, have not been repaid as of December 31, 2025 and are therefore in default. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes.

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

Material Cash Requirements from Known Contractual Obligations

The Company’s contractual obligations consisted of operating leases generally related to the rent of office building space, as well as land upon which the Company’s solar parks are built. These leases include those that have been assumed in connection with the Company’s asset acquisitions.

For the year ending December 31, 2024, the Company incurred operating lease expenses from continuing operations of $126,000 for the United States office lease before Alternus Energy Americas Inc. was sold to AEG on November 5, 2024 and $48,000 for the land lease in Madrid, Spain. The Spanish SPV's were subsequently sold to AEG in March 2025 following which the Company has no lease obligations.

The Company had no leases as of December 31, 2025

Cash Flow Discussion

The Company uses traditional measures of cash flows, including net cash flows from operating activities, investing activities, and financing activities to evaluate its periodic cash flow results.

For the Year Ended December 31, 2025 compared to December 31, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Year Ended December 31,
			Change
	2025	2024	($)
	(in thousands)
Net cash provided by/(used in) operating activities	(2,485)	(3,222)	737
Net cash provided by/(used in) operating activities – Discontinued Operations	-	95,592	(95,592)

Net cash provided by/(used in) investing activities	-	(1,679)	1,679
Net cash provided by/(used in) investing activities – Discontinued Operations	-	23,088	(23,088)

Net cash provided by/(used in) financing activities	2,356	1,183	1,173
Net cash provided by/(used in) financing activities – Discontinued Operations	-	(137,729)	137,729

Effect of exchange rate on cash	-	(1,636)	1,636

Net Cash Used in Operating Activities

Net cash used in continuing operating activities decreased by $0.7 million for the year ended December 31, 2025 compared to 2024 . Net loss from continuing operations decreased by $17.4 million year on year, mainly due a gain on disposal of assets of $15.5 million and a reduction in selling, general, and administrative expenses, impairment and development costs and in interest expense as described above. The reduction in interest and selling, general, and administrative expenses reflects management ongoing focus on cost and debt reduction throughout the year. The remaining decrease was a mainly a result of a reduction in payables due to forgiveness of certain payables, conversion to equity offset by in increase in accrued expenses in the period.

Net cash provided by discontinued operating activities decreased by $95.6 million for the year ended December 31, 2025 compared to 2024 . The net loss decreased by $45.8 million in 2025, as a result of the disposal of the Romanian, Polish, and Netherlands parks during the year ended December 31, 2024.

Net Cash Used in Investing Activities

There was no net cash used in continuing investing activities for the year ended December 31, 2025 compared to $1.7 million in  2024as the Company focused on asset reduction and completing the acquisition of EverOn for shares during the year.

Net cash provided discontinued investing activities for the year ended December 31, 2025 compared to 2024 decreased by $23.1 million. This was a result of the disposal of the Romanian, Polish, and Netherlands parks during the year ended December 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the year ended December 31, 2025 compared to 2024 increased by $1.1 million mainly driven from short term convertible and non convertible debt that was not repaid in the period.

Net cash used in discontinued financing activities for the year ended December 31, 2025 compared to 2024 increased by $137.7 million. This was a result of the disposal of the Romanian, Polish, and Netherlands parks during the year ended December 31, 2024.

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

Variable Interest Entities ("VIEs")

For VIEs, the Company assesses whether it is the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE.

The Company evaluates its business relationships with related parties to identify potential VIEs under Accounting Standards Codification ("ASC") 810, Consolidation.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE's performance; and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The Company's judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of its ownership interest, its representation in the entity's governance, the size of its investment, estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the joint venture, if applicable.

Business Combinations

The Company acquires assets which operate in nature with existing revenue streams and assets which are constructed for the purpose of being sold. The Company applies the screen test per ASC 805 to determine an asset acquisition versus business combination and accounts for business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at fair value at the acquisition date. The Company also recognizes and measures the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred. Cost directly attributed to an asset acquisition are capitalized to the asset per ASC 805 Business combinations is a critical accounting policy as there are significant judgments involved in the allocation of acquisition costs and determining the fair value of the net assets acquired. Refer to Note 6 to the accompanying financial statements for more information.

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

Impairment of Long-Lived Assets and Identifiable Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that the Company considered in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets.  The Company evaluates recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount exceeds fair value, determined using discounted cash flows or other appropriate valuation techniques.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, limited to the carrying amount of goodwill. The Company determines fair value using a combination of income and market approaches, as appropriate. During the years ended December 31, 2025 and 2024, the Company recognized no impairment of goodwill.

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

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Alternus Clean Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alternus Clean Energy, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations and other comprehensive income/(loss), changes in shareholders’ equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered continued negative cash flows and losses from continuing operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2024. Los Angeles, California

June 12, 2026

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of	As of
	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$32	$161
Prepaid expenses and other current assets	-	131
Taxes recoverable	12	347
Total Current Assets	44	639

Capitalized development costs	-	4,775
Intangible assets, net	37,518	1,554
Goodwill	18,964	241
Long-term prepaid expenses	518	518
Total Assets	$57,044	$7,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable. (of which $2,712 payable to related parties)	$6,621	$9,799
Accrued liabilities	3,779	2,371
Taxes payable	-	14
Operating lease liability	-	28
Short term convertible and non-convertible promissory notes, net of debt issuance costs	6,161	24,851
Convertible note measured at fair value	9,900	1,702
Warrant liability	-	811
Other liabilities (of which $1,420 payable to related party)	7,561	-
Total Current Liabilities	34,022	39,576

Long term convertible and non-convertible promissory notes, net of debt issuance costs	-	1,629
Operating lease liability, net of current portion	-	407
Total Liabilities	34,022	41,612

Shareholders' Equity / (Deficit)
Series A Preferred stock, $0.0001 par value, 60,000 authorized as of December 31, 2025 and December 31, 2024. 60,000 issued and outstanding as of December 31, 2025 and 0 as at December 31, 2024.	60	-
Series B Convertible Preferred stock, $0.0001 par value, 21,150 authorized as of December 31, 2025 and December 31, 2024. 21,150 issued and outstanding as of December 31, 2025 and 0 as at December 31, 2024.	42,920	-
Series C Convertible Preferred stock, $0.0001 par value, 12,000 authorized as of December 31, 2025 and December 31, 2024. 3,150 issued and outstanding as of December 31, 2025 and 0 as at December 31, 2024.	2,831	-
Common stock, $0.0001 par value, 2 billoin authorized as of December 31, 2025 and 300 million authorized as of December 31, 2024; 724,658 issued and outstanding as of December 31, 2025 and 25,189 issued and outstanding as of December 31, 2024.	-	-
Additional paid in capital	33,712	35,927
Foreign currency translation reserve	(2,473)	(2,679)
Accumulated deficit	(73,619)	(67,133)
Shareholders’ Equity / (Deficit) attributable to Alternus Clean Energy Inc.	3,431	(33,885)
Noncontrolling interest	19,591	-
Total Shareholders' Equity / (Deficit)	23,022	(33,885)
Total Liabilities and Shareholders' Equity / (Deficit)	$57,044	$7,727

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(in thousands, except share and per share data)

	Year Ended December 31
	2025	2024

Revenues	$-	$311

Operating Expenses
Cost of revenues	-	(364)
Selling, general, and administrative	(8,065)	(11,984)
Depreciation, amortization, and accretion	(593)	(215)
Development costs	-	(748)
Impairment of Spanish assets	-	(3,263)
Gain on disposal of assets	15,513	-
Total operating expenses	6,855	(16,574)

Income/(Loss) from operations	6,855	(16,263)

Other income/(expense):
Interest expense	$(4,198)	$(8,774)
Fair value movement of FPA asset	-	(483)
Fair value movement of convertible note	(3,967)	67
Debt restructuring costs	(753)	-
Costs associated with legal actions related to unpaid liabilities	(1,232)	-
Fair value movement of warrant	1,564	565
Loss on issuance of debt	(35)	(520)
Loss on extinguishment of debt	(3,187)	179
Gain on settlement of liabilities	596	-
Loss on settlement of SAA with Hover	(2,025)	-
Provision for loss from related party	(561)
Other expense	(363)	(506)
Other income	-	1,571
Total other expenses	(14,161)	(7,901)
Loss before provision for income taxes	(7,306)	(24,164)
Income taxes	-	(590)
Loss from continuing operations	$(7,306)	$(24,754)

Discontinued operations:
Loss from operations of discontinued business components	-	(7,543)
Gain on sale of discontinued operations, net assets	-	53,462
Income tax	-	(87)
Income/(loss) from discontinued operations	-	45,832
Net income/(loss)	$(7,306)	$21,078
Net income/(loss) attributable to noncontrolling interest	(820)	-
Net income/(loss) attributable to Alternus	(6,486)	21,078
Deemed dividend to preferred shareholder	(10,643)	-
Net income/(loss) attributable to common stock	$(17,128)	$21,078

Basic & diluted loss per share of common stock:
Continuing operations	$(35.71)	$(1,402.00)
Discontinued operations	-	2,596.00
Total earnings/(loss) per share of common stock, basic & diluted	$(35.71)	$1,194.00
Weighted-average common stock outstanding, basic & diluted	479,613	17,653
Comprehensive income/(loss):
Net income/(loss)	$(7,306)	$21,078
Foreign currency translation adjustment	206	245
Comprehensive income/(loss)	$(7,100)	$21,323
Comprehensive income/(loss) attributable to noncontrolling interest	$(820)	$-
Comprehensive income/(loss) attributable to Alternus	$(6,280)	$21,323

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(in thousands, except share amounts)

						Foreign		Shareholders
					Additional	Currency		Equity / (Deficit)		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity / (Deficit)
Balance at January 1, 2024	-	$-	14,381	$-	$27,881	$(2,924)	$(88,211)	$(63,254)	$-	$(63,254)
Settlement of Related Party Debt for Shares	-	-	2,713	-	9,841	-	-	9,841		9,841
Conversion of Debt	-	-	5,623	-	2,941	-	-	2,941		2,941
Merger Costs – Settlement of Related Party Debt and Conversion of Debt	-	-	-	-	(10,633)	-	-	(10,633)		(10,633)
Stock Compensation for Third Party Services	-	-	222	-	321	-	-	321		321
Shares Issued for Joint Venture Agreement	-	-	1,000	-	1,191	-	-	1,191		1,191
Effects of Reverse Stock Split	-	-	(0)	-	-	-	-	-		-
Shares Issuable from LiiON Acquisition	-	-	1,250	-	288	-	-	288		288
Deconsolidation of Entities to Parent Company	-	-	-	-	13,862	-	-	13,862		13,862
Transfer of Debt from Parent Company	-	-	-	-	(9,765)	-	-	(9,765)		(9,765)
Foreign currency translation adjustment – continuing operations	-	-	-	-	-	245	-	245		245
Net income - discontinued operations	-	-	-	-	-	-	45,832	45,832		45,832
Net loss - continuing operations	-	-	-	-	-	-	(24,754)	(24,754)		(24,754)
Balance at December 31, 2024	-	$-	25,189	$-	$35,927	$(2,679)	$(67,133)	$(33,885)	$-	$(33,885)
Conversion of Debt	-	-	140,791	-	2,336	-	-	2,336		2,336
Settlement of Payables for Shares	-	-	3,239	-	467	-	-	467		467
Debt Issuance Costs	-	-	38,880	-	813	-	-	813		813
Stock compensation	-	-	262,500	-	2,100	-	-	2,100		2,100
Shares issued to AEG and AEG related	-	-	201,600	-	1,418	-	-	1,418		1,418
Shares issued to 3rd parties for Services	-	-	53,750	-	443	-	-	443		443
Shares returned on recission of Liion	-	-	(1,250)	-	(10)	-	-	(10)		(10)
Issuance of Series A Preferred shares to Officer	60,000	60	-	-	-	-	-	60		60
Deemed issuance for EverOn transaction	-	-	-	-	860	-	-	860		860
Issuance of Preferred B Shares for EverOn transaction	20,000	30,525	-	-	-	-	-	30,525	19,591	50,116
Issuance of Preferred B Shares for settlemnt of SAA with Hover	1,150	1,753	-	-	-	-	-	1,753		1,753
Issuance of Preferred C Shares for settlement of debt	3,150	2,831	-	-	-	-	-	2,831		2,831
Preferred stock dividend	-	10,642	-	-	(10,643)	-	-	(0)		(0)
Fractional shares rounddown from reverse split	-	-	(41)	-	-	-	-	-		-
Foreign currency translation adjustment	-	-	-	-	-	206	-	206		206
Net loss	-	-	-	-	-	-	(6,486)	(6,486)		(6,486)
Balance at December 31, 2025	84,300	$45,811	724,658	$-	$33,712	$(2,473)	$(73,619)	$3,431	$19,591	$23,022

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income/(loss)	$(6,486)	$21,078
Loss attributable to noncontrolling interest	$(820)	$-
Income/(loss) from discontinued operations, net of tax	-	45,832
Loss from continuing operations	$(7,306)	$(24,754)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operations:
Depreciation and accretion	593	215
Amortization of debt discount	2,022	891
Development costs	-	748
Debt issuance cost of convertible debt	-	1,641
Gain (loss) on foreign currency exchange rates	228	(700)
Stock compensation costs	2,160	-
Share-based compensation to third parties	213	321
Fair value movement of convertible debt	3,967	(67)
Debt Restructuring Costs	753	-
Fair value movement of warrant liability	(1,564)	(565)
Fair value movement of FPA asset	-	483
Loss on issuance of debt	35	520
Costs associated with legal actions for liabilities	1,232	-
Net gain on settlement of liabilities	(596)	-
Loss on extinguishment of debt	3,187	-
Gain on extinguishment of debt	-	(179)
Impairment of asset	-	3,263
Impairment for amounts due from related party	561	-
Loss on settlement of SAA with Hover	2,025	-
Other Expenses	131	-
Gain on disposal of assets	(15,513)	1,301
Non-cash operating lease assets	-	35
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and other short-term receivables	-	(28)
Prepaid expenses and other assets	-	1,029
Accounts payable	1,223	12,794
Accrued liabilities	3,057	(109)
Payable to/from related party	1,107	-
Operating lease liabilities	-	(61)
Net Cash (used in) Operating Activities	$(2,485)	$(3,222)
Net Cash provided by Operating Activities - Discontinued Operations	-	95,592

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(1,485)
Sales of property and equipment	-	-
Capitalized Cost	-	-
Construction in Process	-	(194)
Net Cash (used in) Investing Activities	$-	$(1,679)
Net Cash provided by Investing Activities - Discontinued Operations	-	23,088

Cash Flows from Financing Activities:
Proceeds from debt	2,377	6,782
Payments of debt principal	(21)	(5,599)
Net Cash provided by Financing Activities	$2,356	$1,183
Net Cash (used in) Financing Activities - Discontinued Operations	-	(137,729)

Effect of exchange rate on cash	-	(1,636)
Net increase/(decrease) in cash	$(129)	$(24,403)
Cash beginning of the year	161	24,564
Cash end of the year	$32	$161

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2025	2024
	(in thousands)
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of $2,792 and $397 respectively)	$-	$6,099
Taxes	-	-
Non-cash investing and financing activities:
Shares issued for conversion of debt	2,337	2,940
Shares issued in settlement of debt and other liabilities	467	9,840
Shares issued for stock compensation to third parties	443	321
Fair value of Series B Convertible Preferred shares issued for settlement of SAA	1,755	-
Fair value of Series C Convertible Preferred shares issued for settlement of liabilities	2,831	-
Debt assumed from related party	250	-
Shares issued to related party	1,418	-
Shares issued for joint venture	-	1,190
Shares issuable for LiiON acquisition	-	288
Promissory note issued for LiiON acquisition	-	1,537

Disposal of MH02 & Italian SPV's
Cash	47
Net Taxes Recoverable	347
Due from / to related parties	(18)
Capitalized costs	3,815
Accounts payable	(150)
Accrued liabilities	(544)
Taxes payable	(13)
Non-Convertible Debt, Short Term	(15,994)
Gain (loss) on foreign currency exchange rates	546
(Gain) on disposal	(11,965)

Disposal of Spanih assets
Due from/to related parties	18
Accounts payable	(196)
Accrued liabilities	(195)
Operating Leases Short Term	(29)
Taxes payable	(1)
Non-Convertible Debt, Short Term	(2,773)
Capital Leases, Long Term	(407)
(Gain) on disposal	(3,582)

Recission of Liion Transsaction
Intangible assets	1,665
Accounts payable	(70)
Non-Convertible Debt, Short Term , net of debt discount	(433)
Non-Convertible Debt, Long Term	(1,129)
Loss on transaction	34

Acquisition of EverOn Intangible assets and goodwill for Preffered equity and non monetary assets
Fair value of noncontrolling interest contributed for 49% of EverOn	20,411
Fair value of 20,000 Series B Convertible Preferred Shares	30,523
OASIS system contributed as Additional paid in capital	860
Capitalized costs contributed	5,150
Total consideration	56,944

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Formation

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

Alternus Clean Energy Inc. is a holding company that operates through the following eight operating subsidiaries as of December 31, 2025:

	Principal	Date Acquired /		Country of
Subsidiary	Activity	Established	ALTN Ownership	Operations
Alternus Europe Limited f/k/a AEG JD 03 Limited	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Clean Energy, Inc.	Luxembourg
Alt Alliance LLC	Holding Company	September 2023	Alternus Clean Energy, Inc.	USA
AEG MH 04 Limited	Holding Company	16 January 2024	Alternus Lux 01 S.a.r.l.	Ireland
ALT POL HC 02 sp. z.o.o.	Holding Company	20 January 2023	Alternus Europe Limited	Poland
ALANTEAN LLC	Joint Venture	10 April 2024	Alt Alliance LLC	USA
BESS LLC	Holding Company	10 December 2024	Alternus Clean Energy, Inc.	USA
EverOn Energy LLC	Joint Venture	24 March 2025	Alt Alliance LLC (51%)	USA

The Company's primary commercial vehicle is EverOn Energy LLC ("EverOn"), a joint venture formed with Hover Energy LLC, through which it develops and operates Wind Powered Microgrids™ for blue-chip corporate clients across four high-value verticals: big box retail, real estate, education, and manufacturing. Customers receive energy under long-term, 25-year Energy-as-a-Service ("EaaS") contracts at rates at or below what they currently pay to their grid provider, with no upfront capital expenditure required. This model is designed to deliver immediate and measurable cost savings to customers while generating stable, long-term recurring revenues for the Company. See Footnote 6 for more details on EverOn.

2.	Going Concern and Management’s Plans

The Company’s consolidated financial statements for the year ended December 31, 2025 identify the existence of certain conditions that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the period ended December 31, 2025, the Company has incurred losses from continuing operations of ($7.3) million and ($24.8) million for the years ended December 31, 2025 and 2024, respectively, and has an accumulated deficit of ($73.6) million as of December 31, 2025. In addition, the Company has generated negative operating cash flows and has limited cash resources available to fund operations.

Additionally, the Company currently has no operating revenues and its assets are already pledged to secure indebtedness to various third party secured creditors. Without additional financing, the Company could be required to delay, scale back, or terminate its business activities, which would have a material adverse effect on the Company and its viability and prospects.

The terms of the Company’s indebtedness, including the covenants and the dates on which principal and interest payments on indebtedness become due, increase the risk that the Company will be unable to continue as a going concern. To continue as a going concern over the next twelve months, the Company must make payments on its debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if it fails to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to  indebtedness, (ii) amend, replace, refinance, or restructure any or all of the agreements governing the Company’s indebtedness, and/or (iii) otherwise secure additional capital. However, the Company cannot provide any assurances that it will be successful in accomplishing any of these plans.

The Company’s Common Stock is currently quoted on an over-the-counter trading market.

Based upon the Company's current operating plan and forecasted expenditures, without  the successful execution of management’s plans (described below) management believes that existing cash resources will not be sufficient to fund operations for the twelve-month period following the issuance of these financial statements. Accordingly, substantial doubt exists regarding the Company's ability to continue as a going concern.

Management's Plans

Management has entered into a term sheet with institutional investors providing for two tranches of preferred equity financing totaling $20.0 million before transaction costs. Funding of each tranche remains subject to various conditions precedent, including receipt of certain governmental and regulatory approvals that are outside the Company's control.

In addition, the Company is in the process of negotiating a preliminary term sheet for an equity line of credit (“ELOC”) facility providing for up to $50.0 million of capital at the Company’s option over the following three years. The proposed facility remains subject to negotiation and execution of definitive agreements, satisfaction of customary closing conditions and other requirements. Further, the Company’s ability to access capital under the facility will be dependent upon a number of factors, including the Company’s stock price, trading volume and other market conditions at the time of any drawdowns.

Because the completion and ultimate timing of these transactions remain dependent upon matters that are not entirely within the Company's control, management has concluded that its plans do not alleviate the substantial doubt regarding the Company's ability to continue as a going concern.

.

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

Variable Interest Entities ("VIEs")

For VIEs, the Company assesses whether it is the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE.

The Company evaluates its business relationships with related parties to identify potential VIEs under Accounting Standards Codification ("ASC") 810, Consolidation.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE's performance; and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The Company's judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of its ownership interest, its representation in the entity's governance, the size of its investment, estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the joint venture, if applicable.

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

Reclassification of Prior Period Cash Flows

On October 3, 2024, the Company completed the sale of Solis Bond Company DAC and its subsidiaries in Romania, which met the criteria for classification as a discontinued operation under ASC 205-20. Consequently, the results of Solis and its Romanian subsidiaries have been presented as discontinued operations in the consolidated financial statements for the period ended December 31, 2024. As a result, the consolidated statements of cash flows for the year ended December 31, 2024, have been recast to segregate cash flows from discontinued operations. These reclassifications had no impact on previously reported net cash flows. The following table summarizes the cash flows attributable to discontinued operations (in thousands):

	Year Ended December 31,
Discontinued Operations	2025	2024
Net cash provided by/(used in) operating activities	$-	$95,592
Net cash provided by/(used in) investing activities	-	23,088
Net cash provided by/(used in) financing activities	-	(137,729)

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

The allowance for credit losses was $0 as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

At times, the Company maintains cash balances in financial institutions which may exceed federally insured limits. The Company maintains cash balances in all countries in which it operates and in Ireland where the Company is headquartered. Government coverage for the Company’s cash balances are as follows:

●	European Union - $117,630 (€100,000) per account is covered for operations in Romania, Poland, Italy, and the Company’s headquarters in Ireland.
●	United States - $250,000

While the company did not have any cash accounts above the government insurance amounts as of December 31, 2025, it did at times have balances above the insurance amount throughout the year. The Company has not experienced any losses relating to such accounts and believes it is not exposed to significant credit risk on its cash and cash equivalents or restricted cash.

Economic Concentrations

During the year ended December 31, 2024, the Company and its subsidiaries owned and operated solar generating facilities installed on buildings and land located across Europe and the United States. Future operations could be affected by changes in the economy, other conditions in those geographic areas, or by changes in the demand for renewable energy.

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

Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. Expenditures for maintenance and repairs, which do not materially extend the useful lives of assets, are charged to expense as incurred. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are removed from the respective accounts and a gain or loss, if any, is recognized on the Consolidated Statements of Operations and Comprehensive Income/(Loss) during the year of disposal. When the Company abandons the anticipated construction of a new solar energy facility during the development phase, costs previously capitalized on the Consolidated Balance Sheet are written off to the Consolidated Statements of Operations and Comprehensive Income/(Loss).

Capitalized Development Costs and Impairment Policy

The Company capitalizes development costs directly attributable to the design, development and construction of clean energy facilities, such as solar farms, customer-based microgrid projects, and battery storage systems, in accordance with ASC 360, Property, Plant, and Equipment and by analogy to ASC 970-360-25-2 and 25-3. These costs may include engineering and architectural fees, permitting expenses, site preparation, and construction-related direct and indirect costs related to identified projects expected to reach the construction phase and ultimately be placed in service. Capitalization commences when the project is deemed probable and continues until the assets or projects are substantially complete and ready for their intended use.

The Company evaluates the recoverability of capitalized development costs whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators are present, the Company performs a recoverability test by comparing the carrying amount of the asset to the sum of the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds the estimated future cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Additionally, if a project is abandoned or it is determined that the asset will not be completed or placed into service, the related capitalized costs are written off in the period such determination is made as an Impairment Loss on Development Costs and is recognized on the Consolidated Statements of Operations and Other Comprehensive Income/ Loss).

If the Company closes either the purchase or development of a new solar park or a new customer-based microgrid project and begins construction, the balance of these costs is reclassified to Construction in Process (“CIP”) on the Consolidated Balance sheet. Once construction is complete and all costs have been incurred, the final asset balance will be displayed in Property and Equipment and depreciated over its economic useful life as a cost of revenue. If the Company does not close on a prospective project, these costs are written off to Development Costs in the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

During the year ended December 31, 2025, the Company recorded no impairment gain or loss in the Consolidated Statement of Operations and Comprehensive Income/(Loss).

Deferred Financing Costs and Debt Discount Amortization

The Company incurs expenses related to debt arrangements. These deferred financing costs and debt discount costs are capitalized and amortized over the term of the related debt or revolving credit facilities and netted against the related debt.

Asset Retirement Obligations

In connection with the acquisition or development of solar energy facilities, the Company may have the legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its condition prior to the construction of the long-lived assets. This legal requirement is referred to as an asset retirement obligation (ARO). If the Company determines that an ARO is required for a specific solar energy facility, the Company records the present value of the estimated future liability when the solar energy facility is placed in service as an ARO liability. The discount rate used to estimate the present value of the expected future cash flows for the year ended December 31, 2024 was 7.3%. The Company accretes the ARO liability to its future value over the solar energy facility’s useful life and records the related interest expense to amortization expense on the consolidated statement of operations. Solar facilities that require AROs are recorded as part of the carrying value of property and depreciated over the solar energy facility’s useful life. There were no ARO's for the year ended December 31, 2025.

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

Lease assets and liabilities are recognized based on the present value of the future lease payments over the lease term at the lease commencement date, discounted using the Company’s incremental borrowing rate, and are presented as right of use (“ROU”) assets (for operating leases) or as a component of property and equipment, net (for finance leases) and current and long-term lease liabilities on the Consolidated Balance Sheet. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Refer to Footnote 14 for additional information.

              The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments.  The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.  Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.  The Company does not separate lease and non-lease components for the Company's leases.

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

The Company’s historical portfolio of renewable energy facilities were generally contracted under long-term Energy Offtake Agreements (FIT programs/PPAs/VPPAs) with creditworthy counterparties in the respective regions where we operated. Pricing of the electricity sold under these agreements was generally fixed for the duration of the related contracts, although some of its PPAs had price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

One solar park in the Netherlands received pre-payments calculated at the beginning of the year and based on the previous years’ production (MWhs produced) multiplied by a calculated average price per MWh for the year and divided by twelve. The Company recorded revenue monthly by multiplying actual production per the Company’s meters by the average price provided by the Offtaker at the beginning of the year to estimate revenue for the month. There was then a true-up performed in June of the following year using actual power produced for the previous year multiplied by the average EPEX price (average actual market price per KWh for the year) less the prepayment for the year. If the true-up calculation was positive, the Offtaker would settle with a payment to the Company. If the true-up was negative, the Company would settle with a payment to the Offtaker.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by country and contract type:

	Year Ended December 31,
Revenue by Country	2025	2024
	(in thousands)
United States	-	311
Total for continuing operations	$-	$311

Discontinued Operations:
Netherlands	$-	$16
Poland	-	106
Romania	-	9,687
Total for discontinued operations	$-	$9,809
Total for the period	$-	$10,120

	Year Ended December 31,
Revenue by Offtake Type	2025	2024
	(in thousands)
Country Renewable Programs	$-	$311
Total for continuing operations	$-	$311

Discontinued Operations:
Country Renewable Programs	$-	$334
Green Certificates	-	5,803
Energy Offtake Agreements	-	3,638
Other Revenue	-	34
Total for discontinued operations	$-	$9,809
Total for the period	$-	$10,120

The Company had no revenues during the year ended December 31, 2025.  One customer represented 100% of continuing operational revenues during the year ended  December 31, 2024.

Five customers represented 76% of the discontinued operational revenues during the year ended  December 31, 2024. The revenues from these customers accounted for $7.7 million of revenue for the year ended December 31, 2024.

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

Risks and Uncertainties

           The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, and regulatory risks and the potential risk of business failure. Refer to Footnote 2 regarding going concern matters and a discussion of management’s plans to continue to address the conditions that have led to the existence of substantial doubt in the Company’s ability to continue as a going concern.

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

The Company holds various financial instruments that are not required to be measured at fair value.  The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For cash and cash equivalents, restricted cash, accounts receivable, various debt instruments, prepayments and other current assets, accounts payable, accrued liabilities, and other current liabilities, the carrying value approximated their fair values due to the short-term maturity of these instruments. The Company’s forward purchase agreement asset is considered a Level 3 financial instrument at fair value and is described below in Footnote 5.

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

Impairment of Long-Lived Assets and Identifiable Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that the Company considered in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of assets.  The Company evaluates recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount exceeds fair value, determined using discounted cash flows or other appropriate valuation techniques.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, limited to the carrying amount of goodwill. The Company determines fair value using a combination of income and market approaches, as appropriate. During the years ended December 31, 2025 and 2024, the Company recognized no impairment of goodwill.

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

Penalties and interest assessed by income tax authorities would be included in income tax expense. The company incurred penalties of $0.1 million and $0.2 million for the period ended December 31, 2025 and 2024, respectively.

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

	Year Ended December 31,
	2025	2024
Warrants	3,706,258	3,000,149
2024 Convertible Notes	359,530	-
OID Convertible Notes	2,550,867	-
Series B Convertible Preferred Stock	5,417,260	-
Total	12,033,915	3,000,149

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

Transaction gains and losses are recognized in the Company’s Consolidated Statement of Operations and Comprehensive Income/(Loss) based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company had an immaterial net foreign exchange loss for the year ended December 31, 2025 and 2024.

The translation from functional foreign currency to United States Dollars (USD) is performed for asset and liability accounts using current exchange rates in effect at the balance sheet date and using an average exchange rate during the period, which approximates the daily exchange rate, for income statement accounts. The effects of translating financial statements from functional currency to reporting currency are recorded in other comprehensive income. For the years ended December 31, 2025 and 2024, the increase/(decrease) in comprehensive loss related to foreign currency translation gains was $0.2 and $0.2 million, respectively.

Recently Issued Not Yet Effective Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If the SEC has not removed the applicable requirement by June 30, 2027, the related amendment will not become effective. The Company is currently evaluating the impact of this guidance on its disclosures.

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

On various dates in 2025, the FASB issued several narrow-scope ASUs, including ASU 2025-04 through ASU 2025-12 (in addition to the others discussed above), addressing topics such as VIE acquisition accounting, share-based consideration payable to customers, credit losses, internal-use software, derivatives and hedging, government grants, interim reporting, and codification improvements. The effective dates for these standards generally begin in annual periods after December 15, 2026 through December 15, 2028, depending on the standard. The Company is currently evaluating the impact of these standards and does not expect them to have a material impact on its consolidated financial statements or related disclosures, except for any additional disclosure requirements that may apply.

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

Fair Value Option – Hybrid Debt Instruments

The Company has elected the fair value option under ASC 825-10, Financial Instruments – Fair Value Option, for certain hybrid debt instruments that contain embedded features which would otherwise require bifurcation and separate accounting under ASC 815, Derivatives and Hedging (refer to the 2024 Convertible Notes and OID Convertible Notes included in Note 4). The election simplifies accounting by measuring the entire instrument at fair value, with changes in fair value recognized in earnings. Fair value is determined using observable market data when available and valuation models when observable inputs are not readily available. Changes in fair value attributable to both credit risk and market risk are recorded in Other income (expense), net in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss).

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this in the year ended December 31, 2025.

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

As of December 31, 2025, the summary of the fair value instruments held by the Company were as follows, in thousands:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Convertible Loan Note	-	-	9,900	9,900
Warrant Liability	-	-	-	-
Total	$-	$-	$9,900	$9,900

Valuation Techniques

●	Convertible Loan Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

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

The following table presents changes of the forward purchase agreement with significant unobservable inputs (Level 3) as of December 31, 2025, in thousands:

Forward
Purchase
Agreement
Balance at January 1, 2024	$483-
Change in fair value	(483)
Balance at December 31, 2024	-
Change in fair value	-
Balance at December 31, 2025	$-

The Company measures the April 19, 2024 convertible note and private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of December 31, 2025:

	Convertible	Warrant
	Loan Note	Liability
Risk-free rate	3.67%	3.67%
Underlying stock price	$-	$-
Expected volatility	55%	55%
Term (in years)	1.00	4.31
Dividend yield	0%	0%

The following table presents changes of the convertible note and private placement warrants issued April 2024 with significant unobservable inputs (Level 3) as of December 31, 2025, in thousands:

	2024	OID
	Convertible	Convertible
	Notes	Notes	Total
	(in thousands)
Balance at December 31, 2024	$1,702	$-	1,702
Reclass of accrued interest to convertible note	471	-	471
Conversions	(2,336)	-	(2,336)
Notes reclassified upon reevaluation of embedded features	-	1,975	1,975
Loss from extinguishment of debt	-	3,187	3,187
New convertible notes issued at fair value	-	935	935
Movement in fair value	728	3,239	3,967
Balance at December 31, 2025	$565	$9,336	$9,900

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

Additionally, one of the Company’s subsidiaries, Alt Alliance LLC, entered into a Settlement Agreement with Hover related to the termination of the Strategic Alliance Agreement dated October 31, 2023 (“SAA”) as the Joint Venture has superseded the SAA. As part of the settlement, the Company agreed to repay the total outstanding amount of $5.2 million, including the reinstitution of $1.4 million of value that the Company previously paid in restricted shares of common stock that had declined in value from the time of issuance through the September 30, 2025 settlement date. The amounts owed to Hover under the SAA are to be repaid through the following methods: i) $1.2 million through the issuance of 1,150 shares of Series B, ii) $1.7 million by Southern Point Capital through the settlement agreement and stipulation as previously disclosed in the Company’s SEC Current Report on Form 8-K filed on May 2, 2025, and iii) $2.3 million to be repaid in cash by the Company as mutually agreed upon by both parties from time to time. Upon preparation of a third party valuation, the Series B shares were determined to have a fair value of $1.8 million and therefore, together with the agreed repayment for the decreased value of shares previously issued, the company recorded a loss of  $2.0 million in income statement to reflect this. Of the remaining 2.3 million that remains due to Hover relating to the settlement, $1.4 million related to the previously issued common stock is included in other payables and the remainder is included in accounts payable in the Company's consolidated balance sheets as of December 31, 2025.

In connection with the JVOA, the Company issued 20,000 shares of Series B to Hover valued at $1,526 per share for an aggregate value of approximately $30.5 million. Together with the contribution of $5.2 million in value attributed to Hover’s costs reimbursed by the Company pursuant to the pre-existing SAA, and $0.9 million in contributed software, the total consideration paid for the Company’s 51% interest was $36.5 million and the estimated fair value of Hover’s 49% non-controlling interest was determined to be $20.4 million. The Joint Venture brings in a substantial pipeline of Wind Powered Microgridstm projects and clients in the UK and the US, and the Company believes that the Joint Venture will immediately improve Company’s stockholder’s equity. The Company has determined the JV's enterprise value to be $56.9 million, based on a third party valuation.

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

(d)	Nature of Assets, Liabilities, and Restrictions

The December 31, 2025 consolidated balance sheet reflects the assets and liabilities of the JV based on the purchase price allocation performed in accordance with ASC 805. The assets of the JV can only be used to settle the obligations of the JV and are not available for the general use of the Company. The liabilities of the JV do not have recourse to the general credit of the Company beyond any commitments made in its capacity as a Member.

ACCOUNTING FOR THE ACQUISITION AS A BUSINESS COMBINATION

(a)	Application of the Acquisition Method

The Company’s obtaining control of the JV as primary beneficiary on the Transaction Date was accounted for as a business combination under ASC 805, Business Combinations. Although the assets and processes initially contributed to the JV by the Company and Hover, considered in isolation, did not meet the definition of a business as defined in ASC 805, the JV first met the definition of a business — and the Company first obtained control — at the moment the JV simultaneously entered into the MSAs with both Parties. The MSAs provided the JV with an assembled skilled workforce, which, combined with the contributed inputs and processes, enabled the JV to produce outputs for the first time. This acquisition of a skilled workforce through the MSAs represented the first point in time at which (i) all three elements of a business (inputs, processes to be applied to those inputs, and the ability to apply those processes to inputs in order to contribute to the creation of outputs) were present, and (ii) the Company exercised control over a business through the JVOA. Accordingly, September 30, 2025 represents the acquisition date for purposes of ASC 805.

(b)	Identification and Measurement of Consideration Transferred

Under the acquisition method, the consideration transferred is measured at fair value as of the acquisition date. The total consideration transferred for the Company’s 51% interest, together with the fair value of the noncontrolling interest (Hover’s 49%), constitutes the total fair value of invested capital of the JV. The components of consideration transferred and the derivation of total invested capital are summarized below:

Consideration transferred - Company's 51% Interest:	Fair Value (in thousands)

Series B Convertible Preferred Stock issued to Hover	$30,523
OASIS Software contributed to JV at fair value	860
Capitalized development costs subsumed	5,150
Total Consideration for Company's 51%	$36,533
Fair Value of NCI (i.e., Hover's 49% Interest)	20,411
Total Fair Value of Invested Capital	$56,944

The preferred stock issued to Hover is based on a third-party valuation of $30.5 million at the Transaction Date. The $5.2 million of capitalized development costs represents amounts previously incurred by the Company under the SAA that were absorbed into the purchase price allocation. The NCI was measured at fair value of $20.4 million based on a third-party valuation.

(c)	Purchase Price Allocation

The total fair value of invested capital of $56.9 million has been allocated to identifiable assets and goodwill as follows. The Company engaged a third-party valuation specialist to assist with the final purchase price allocation.

Identifiable Intangible Assets and Goodwill — Purchase Price Allocation	Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$26,190	24
Favorable contract	10,930	15
OASIS software	860	15
Goodwill	18,964	Indefinite
Total Fair Value of Invested Capital	$56,944

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

(d)	Noncontrolling Interest (“NCI”)

The NCI, representing Hover's 49% equity interest in the JV, has been recognized at its acquisition-date fair value of $20.4 million. Subsequent to the acquisition date, the carrying amount of the NCI will be adjusted for its proportionate share of the JV's net income (loss) and other comprehensive income (loss), and for any capital contributions or distributions made by or to Hover.

(e)	Supplemental Pro Forma Information

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

	Year-ended	Year-ended
	December 31,	December 31,
	2025	2024
Revenue	$-	$311
Net Income / (loss)	$(10,486)	$16,838

*Presented on a consolidated company basis before allocation of losses to the non-controlling interest of ($1,558) and ($2,077) for the years ended December 31, 2025 and 2024, respectively, relating to the non-controlling interest holder's share of JV losses.

IDENTIFIED INTANGIBLE ASSETS

(a)	Classification and Useful Lives

In connection with the purchase price allocation, the Company identified the following finite-lived intangible assets that are subject to amortization:

	Gross Carrying Amount (in thousands)	Annual Amortization (in thousands)	Estimated Useful Life (in years)
Customer relationships	$26,190	$1,091	24
Favorable contract	10,930	729	15
OASIS Software	860	57	15
Total Amortizable Intangibles	$37,980	$1,877

Customer Relationships ($26.2 million): Represents the fair value of Hover's preexisting customer relationships based on the multi-period excess earnings approach. The customer relationships asset is amortized on a straight-line basis over its estimated useful life of 24 years resulting in annual amortization of $1,091. Amortization expense of $273 was recorded related to the customer relationship asset from the date of acquisition through December 31, 2025.

Favorable Contract ($10.9 million): Represents the fair value of favorable or below-market purchase or license terms determined using a differential cash flow method. The below-market contract intangible is amortized on a straight-line basis over the weighted-average remaining term of assumed benefit, estimated to be 15 years, resulting in annual amortization expense of $729. Amortization expense of $182 was recorded related to the favorable contract asset from the date of acquisition through December 31, 2025.

OASIS Software ($0.9 million): Represents the fair value of the Company’s OASIS Software contributed to the JV determined using the replacement cost method. The OASIS Software intangible is amortized on a straight-line basis over the weighted-average remaining term of assumed benefit, estimated to be 15 years, resulting in annual amortization expense of $57. Amortization expense of $14 was recorded related to the OASIS software asset from the date of acquisition through December 31, 2025.

From the date of acquisition through December 31, 2025 the Company recognized total amortization expense of $469. Identifiable assets, net of accumulated amortization of $469 as of  December 31, 2025, was $37,518.

IMPAIRMENT CONSIDERATIONS

(a)	Finite-Lived Intangible Assets and Long-Lived Assets

Finite-lived intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the sum of the undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the asset's fair value. As a result of the JV transaction being recorded as a business combination with identifiable assets initially recognized at fair value on the Transaction Date, only three months prior to the December 31, 2025 balance sheet date, no impairment indicators were identified as of December 31, 2025 with respect to the JV's finite-lived intangibles or long-lived assets. Therefore, no impairment was recorded for the period ended December 31, 2025.

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

Because the JV was formed and goodwill was recognized on September 30, 2025, only three months prior to the December 31, 2025 balance sheet date, and because there have not been any negative changes to the expected future cash flows or the primary assumptions impacting the fair value of the JV at the time of acquisition, the Company qualitatively concluded that the quantitative goodwill impairment test was unnecessary as of December 31, 2025 and that no goodwill impairment exists as of the year then ended.

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

7.	Prepaid Expenses and Other Current Assets

Prepaid and other current assets generally consist of amounts paid to vendors for services that have not yet been performed and consist of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Prepaid expenses and other current assets	$-	$131
Taxes recoverable	12	-
Total	$12	$131

8.	Capitalized development cost and other long-term assets

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

	Year Ended December 31,
	2025	2024
	(in thousands)
Capitalized development costs	$-	$4,775
Long-term prepaid expenses	518	518
Total	$518	$5,293

Capitalized development cost relates to various projects that are under development for the period.

On September 30, 2025, the Company entered into and closed a SPA and a JVOA with Hover, see Note 6. As part of the transaction, $5.15 million of capitalized costs, consisting of costs associated with various microgrid projects in the UK and US, previously capitalized under the Company's SAA with Hover formed part of the consideration for the transaction (i.e., the costs were subsumed into the acquisition).

Capitalized development costs as of December 31, 2024 consisted of $1.2 million of active development on customer-specific projects in the United States and $3.6 million in projects across Europe.

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023 which the Company believes are subject to refund.

9.	Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Accounts payable	$6,621	$9,799
Total	$6,621	$9,799

10.	Accrued Liabilities

Accrued expenses relate to various accruals for the Company. Accrued interest represents the interest in debt not paid in the year ended December 31, 2025 and 2024. Accrued liabilities consist of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Legal fees	$500	$500
Interest on debt	1,128	553
Audit Fees	436	500
Payroll	985	22
Consulting fees	140	140
Tax penalties	590	590
Other expenses	-	66
Total	$3,779	$2,371

11.	Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes payable and receivable from various European governments through group transactions in these countries. Taxes recoverable consist of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Taxes recoverable	$12	$347
Less: Taxes payable	-	(14)
Total	$12	$333

12.	Convertible Debt and Non-convertible Promissory Notes

Convertible notes measured at fair value

The following table reflects the Company's convertible notes measured at fair value under the ASC 825 fair value option ("FVO") election as of  December 31, 2025  and December 31, 2024.

	2024	OID
	Convertible	Convertible
	Notes	Notes	Total
	(in thousands)
Balance at December 31, 2024	$1,702	$-	1,702
Reclass of accrued interest to convertible note	471	-	471
Conversions	(2,336)	-	(2,336)
Notes reclassified upon reevaluation of embedded features	-	1,975	1,975
Loss from extinguishment of debt	-	3,187	3,187
New convertible notes issued at fair value	-	935	935
Movement in fair value	728	3,239	3,967
Balance at December 31, 2025	$565	$9,336	$9,900

April and October 2024 Convertible Promissory Notes (the "2024 Convertible Notes"):

In April 2024, the Company issued to an institutional investor a senior convertible note in the principal amount of $2,160,000, issued with an 8.0% original issue discount, and a warrant to purchase up to 482 shares of the Company’s common stock at an exercise price of $2,400 per share. This warrant was adjusted on November 12, 2024,  December 5, 2024 and September 2025, and as a result, the warrant has been adjusted to purchase up to 1,360,755 shares of the Company’s common stock at an exercise price of $0.85 per share. Maxim Group LLC (“Maxim”) acted as placement agent for the Convertible Note issuance and also received a warrant to purchase 48 shares of common stock with an exercise price of $2,636 per share and which expires on July 31, 2027, for their role as placement agent. The Company also paid Maxim a cash placement agency fee of $140,000 and reimbursed certain out of pocket fees up to $50,000. The Company received gross proceeds of $2,000,000, before fees and other expenses associated with the transaction. The Convertible Note matured on April 20, 2025, which was extended to December 31, 2025 (unless accelerated due to an event of default or accelerated up to six installments by the Investor), bore interest at a rate of 7% per annum, which was adjusted in April of 2025 to 12% per annum, and ranks senior to the Company’s existing and future unsecured indebtedness. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note is payable monthly on each Installment Date (as defined in the Convertible Note) commencing on the earlier of July 18, 2024 and the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (as defined below) in an amount equal the sum of (A) the lesser of (x) $216,000 and (y) the outstanding principal amount of the Convertible Note, (B) interest due and payable under the Convertible Note and (C) other amounts specified in the Convertible Note (such sum being the “Installment Amount”); provided, however, if on any Installment Date, no failure to meet the Equity Conditions (as defined in the Convertible Note) exits pursuant to the Convertible Note, the Company may pay all or a portion of the Installment Amount with shares of its common stock. The portion of the Installment Amount paid with common stock shall be based on the Installment Conversion Price. “Installment Conversion Price” means the lower of (i) the Conversion Price (defined below) and (ii) the greater of (x) 92% of the average of the two (2) lowest daily VWAPs (as defined in the Convertible Note) in the ten (10) trading days immediately prior to each conversion date and (y) $350. “Equity Conditions Failure” means that on any day during the period commencing twenty (20) trading days prior to the applicable Installment Notice Date or Interest Date (each as defined in the Convertible Note) through the later of the applicable Installment Date or Interest Date and the date on which the applicable shares of Common Stock are actually delivered to the Holder, the Equity Conditions have not been satisfied (or waived in writing by the Holder). The Convertible Note is convertible, at the option of the Investor, at any time, into such number of shares of Common Stock of the Company equal to the principal amount of the Convertible Note plus all accrued and unpaid interest at a conversion price, as adjusted, equal to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. (the “Conversion Price”). The Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price, as adjusted, of $0.02 per share. The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the Investor together with its affiliates would beneficially own in excess of 4.99% (or, upon election of the Investor, 9.99%) of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under that certain Purchase Agreement (including the Convertible Note and Warrant and Common Stock issued thereunder) is limited to 19.99% of the outstanding Common Stock as of April 19, 2024 (the “Exchange Cap”) unless shareholder approval (as defined in the Purchase Agreement) (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap. On September 26, 2024 the Company’s shareholders approved the potential issuance of shares by the Company of more than the Exchange Cap. The Company adopted ASU 2020-06 as of January 1, 2023. This ASU removes the concepts of a beneficial conversion feature and cash conversion feature from the ASC guidance. The Company recorded a loss on debt issuance of $0.9 million. As of  December 31, 2024, the outstanding principal was $0.4 million with fair value of $0.7 million at that date. The Company recorded a $0.6 million loss on movement in fair value for the year ended   December 31, 2024.

As of  December 31, 2024, $1.9 million of this note (including principal plus accrued interest and late fees and penalties) had been converted into 5,131 shares leaving $0.4 million of the note principal outstanding.

On April 28, 2025, the Company entered into a Letter Agreement with the Investor, which modifies certain terms and conditions of the Senior Convertible Note issued April 19, 2024 and the Senior Convertible Note issued October 1, 2024, by the Company to the Investor, collectively (the “2024 Convertible Notes”). The interest rate on the 2024 Notes is and will continue at a rate of 12% per annum. The conversion price of the 2024 Notes which remain outstanding shall be adjusted to the lesser of i) $6.00 and ii) 55% of the Market Price. Market Price shall mean the average of the three lowest traded prices of at least 100 shares during the twenty (20) Trading Days immediately prior to the Conversion Date. Unless mutually agreed upon, the Conversion Price shall not be less than $0.02. The maturity date of the 2024 Notes was extended to December 31, 2025. Pursuant to the Letter Agreement, the Company agreed to issue the Investor a warrant (the “Warrant”) to purchase up to, and as adjusted, 1,199,295 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $0.85 per share (the “Exercise Price”). The Warrant is exercisable immediately and will expire on the date that is five and one-half (5 1/2) years after its date of issuance. There have been no conversions for this note in the twelve months ended  December 31, 2025. The Company has principal outstanding on the note of $0.4 million as at December 31, 2025.

On October 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a series of senior convertible notes up to an aggregate principal amount of $2,500,000, issued with a twelve percent (12.0%) original issue discount (each a “Convertible Note” and together, the “Convertible Notes”), and warrants (each a “Warrant” and together the “Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), equal to 50% of the face value of the Convertible Note divided by the volume weighted average price, at an exercise price of $400 per share (the “Exercise Price”). Pursuant to the Purchase Agreement, with the closing of the initial tranche of the Convertible Note and Warrant, the Company issued a Warrant to purchase up to 1,064 shares of Common Stock and the Company received gross proceeds of $700,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024, December 5, 2024 and in September 2025, such that the warrant was adjusted to purchase up to 500,377 shares exercisable at $0.85 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 106 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 1, 2025 and will expire on December 19, 2027.

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

On October 21, 2024, pursuant to the Purchase Agreement, the closing of the second tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 813 shares of Common Stock exercisable at $400 per share and the Company received gross proceeds of $535,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on November 12, 2024,  December 5, 2024 and September 2025, such that as of December 31, 2025 the warrant was adjusted to purchase up to 382,430 shares at an exercise price of $200 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 81 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after April 21, 2025 and will expire on December 19, 2027.

On November 12, 2024, pursuant to the Purchase Agreement, the closing of the third tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant to purchase 1,520 shares of Common Stock exercisable at $300 per share and the Company received gross proceeds of $750,000, before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. This warrant was adjusted on December 5, 2024 and September 2025 so that as of  December 31, 2025, the warrant was adjusted to purchase up to 536,116 shares at an exercise price of $0.85 per share. In conjunction with the transaction, the Company issued warrants for the purchase of 114 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after May 12, 2025 and will expire on December 19, 2027.

On December 5, 2024, pursuant to the Purchase Agreement, the closing of the fourth and final tranche of the Convertible Note and Warrant occurred, whereby the Company issued a Warrant, which as of  December 31, 2025 was adjusted to purchase up to 153,686 shares of Common Stock exercisable at $0.85 per shares and the Company received gross proceeds of $214,999 before fees and other expenses associated with the transaction, accounting for the 12% original issue discount. In conjunction with the transaction, the Company issued warrants for the purchase of 33 shares of common stock with an exercise price of $440 per share to Maxim for their role as placement agent, which is exercisable at any time on or after June 5, 2025 and will expire on December 19, 2027.

As of  December 31, 2024, the outstanding principal was $2.2 million with fair value of $0.3 million at that date. The Company also recorded a $0.7 million loss on movement in fair value in the year ended  December 31, 2024.

In July of 2025, $39,710 of the notes (including principal plus accrued interest and late fees and penalties) was converted into 30,000 shares of common stock.  Also during the three and nine months ended September 30, 2025 a portion, $142,857, of the remaining balance left on these notes was purchased by a third party accredited investor (the “Assigned Convertible Note”), and a portion equal to $22,072, of the Assigned Convertible Note was converted into 32,190 shares of unrestricted common stock.

During the twelve months ended December 31, 2025, given that the notes have materially the same terms and duration, the Company combined their presentation in the financial statements. During the twelve months ended December 31, 2025, an aggregate of $2.3 million of the notes (including principal plus accrued interest and late fees and penalties) had been converted into 140,791 shares of common stock, leaving a principal outstanding amount of $0.7 million as of December 31, 2025. The Company recorded a $0.7 million loss on fair value movement for the twelve months ended December 31, 2025.

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

In September 2025, the Company entered into two Note Purchase Agreements with two accredited investors (the “Investors”), pursuant to which the Company issued two 20% Original Issue Discount promissory convertible notes (the “September 2025 Notes”) with a maturity date of December 2025, which were subsequently extended to March of 2026, each in the principal sum of $312,500. Pursuant to the terms of the September Notes, the Company agreed to pay to the Investors the entire principal amount on the Maturity Date, failing which and certain events of default (as described in the September 2025 Notes), the 20% Original Issue Discount shall increase 5% each month thereafter until the September 2025 Notes are fully repaid. The Purchase Agreements resulted in total net proceeds of $500,000 to the Company, which the Company is using for working capital purposes. The September 2025 Notes are convertible at the option of the Holder at any time after the Maturity Date, including with registration rights, at a conversion price per share equal to ninety percent (90%) of the Company’s common stock’s VWAP (which is calculated based on the 3 Trading Days immediately prior to the date of such conversion) as of the date of conversion.  The Company has recorded $625,000 due at  December 31, 2025, being cash received of $500,000 and debt issuance costs capitalized of $125,000. The debt issuance costs are amortized over the life of the September 2025 Notes, of which $6,651 are expensed in the income statement for the period ended December 31, 2025.  The Maturity Dates of the September 2025 Notes have been subsequently extended on a monthly basis to March 2026.

OID Convertible Notes Modification, Extinguishment and Fair Value Election

In connection with the Company’s OID Convertible Notes and other convertible debt with similar terms (the “OID Convertible Notes”), the Company evaluated the accounting implications of modifications or amendments executed during the twelve months ended December 31, 2025.

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

The Company recognized a loss on extinguishment of $3.2 million during the twelve months ended December 31, 2025, representing the excess of the fair value of the modified OID Convertible Note instruments over the carrying amount of the related convertible debt on July 1, 2025 (the date of the modification).

Subsequent Fair Value Changes

Following the modification and the election of the fair value option, the OID Convertible Notes are remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement.

For the period from July 1, 2025 through  December 31, 2025, the Company recognized a loss of $1.4 million related to changes in the fair value of the OID Convertible Notes, which is included in “change in fair value of financial instruments” within the consolidated statements of operations.

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

Significant unobservable inputs include:

●	Expected timing of repayment - estimated March 31, 2026 repayment date

●	Discount rate - consistent with the 45% OID realized by the investor/holder over the period the Notes were outstanding prior to the re-evaluation under ASC 815.

Sensitivity Analysis

Because the valuation of the OID Convertible Notes utilizes significant unobservable inputs, the resulting fair value is inherently subjective. Changes in these inputs could result in materially different fair value measurements

●

Discount Rate: An increase in the discount rate would generally result in a decrease in the fair value of the Convertible Notes, while a decrease in the discount rate would result in an increase in fair value.

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

Credit Risk Attribution

The Company determined that no material portion of the change in fair value during the three months ended  December 31, 2025 was attributable to changes in instrument-specific credit risk. The change in fair value was primarily driven by changes in expected cash flows associated with the extension feature, including the increasing OID structure, and the passage of time.

Convertible and non-convertible promissory notes, net of debt issuance costs

The following table reflects the Company's convertible and non-convertible promissory notes, net of related discounts as of December 31, 2025 and December 31, 2024:

	As of	As of
	December 31,	December 31,
	2025	2024
	(in thousands)
Term loans	6,161	27,719
Gross convertible and non-convertible notes	6,161	27,719
Debt discount	$-	$(1,239)
Total convertible and non-convertible notes, net	6,161	26,480
Current Maturities net of debt discount	$(6,161)	$(24,851)
Long-term maturities net of debt discount	$-	$1,629

The Company’s remaining debt is recorded net of debt issuance costs of $0.0 million as of December 31, 2025 and  December 31, 2024, respectively. Debt issuance costs are recorded as a debt discount and amortized to interest expense over the life of the debt, upon the close of the related debt transaction, in the Consolidated Balance Sheet. Interest expense stemming from amortization of debt discounts for continuing operations for the twelve months ended December 31, 2025 and 2024 was $2.0 million.

There was no interest expense stemming from amortization of debt discounts for discontinued operations for the twelve months ended December 31, 2025 and for the year ended 2024, respectively.

Term Loans:

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

In October 2023, Alternus Energy Americas, one of the Company’s prior US subsidiaries secured a working capital loan in the amount of $3.2 million with a 0% interest until a specified date and a maturity date of March 31, 2024. In February 2024, the loan was further extended to February 28, 2025, and the principal amount was increased to $3.6 million as compensation for the extension. The compensation was charged as interest costs in the Consolidated Statement of Operations and Other Comprehensive Income/(Loss) during the period. Additionally, on February 5, 2024, the Company issued the noteholder warrants to purchase up to 18 shares of restricted common stock, exercisable at $50 per share having a 5-year term and fair value of $86 thousand. In March 2024, The Company repaid $1.8 million in cash against the principal. Subsequently, on November 5, 2024, the Company sold Alternus Energy Americas to Alternus Energy Group plc, a related party. Prior to the transaction, Alternus Energy Americas assigned this note to the Company directly. On December 31, 2025 the lender converted the principal balance into 2,750 Series C Convertible Preferred Shares. The Company recorded a $0.95 million loss on settlement of debt relating to the transaction. The note had a zero principal balance outstanding as at   December 31, 2025 and $1.8 million as at  December 31, 2024, respectively.

On March 21, 2024, ALCE, SPAC Sponsor Capital Access (“SCAF”), and the Sponsor of Clean Earth (“CLIN”) agreed to a settlement of a $1.4 million note assumed by ALCE as part of the Business Combination that was completed in December 2023. The note had a maturity date of whenever CLIN closes its Business Combination Agreement and accrued interest of 25%. ALCE issued 45 shares to SCAF in March 21, 2024 and a payment plan of the rest of the outstanding balance was agreed to with payments to commence on July 15, 2024. The closing stock price of the Company was $2,350 on the date of issuance. On July 10, 2025 SCAF was granted a motion of summary judgment for $1.6 million due under a settlement agreement, plus accrued interest to date and attorney’s fees. The Company has recorded  $1.9 million in principal, accrued interest and fees on this note as at December 31, 2025.

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

On December 30, 2024, one of the Company’s subsidiaries, Alternus Europe Ltd, assumed a €1,000,000 ($1,041,720) promissory note from a subsidiary of AEG, Alternus Fund Co Ltd, with a 120% repayment premium plus 10% accrued interest maturing July 31, 2025. This note has not been repaid and is therefore currently in default. However, this note is part of the settlement entered into with SPC in April of 2025 (See Footnote 14 - Commitments). Additionally, on December 31, 2024 the Company assumed multiple promissory notes totalling $1.1 million from AEG maturing June 30, 2025 which were extended to the earlier of September 30, 2026 or the date the Company closes an equity financing of a minimum of $5 million.  In April of 2025 the Company assumed two additional promissory notes totaling $250,000 from AEG maturing on July 31, 2025 which were extended to March 31, 2026.

On December 31, 2024, the Company terminated their agreement with Meteora Capital LLC by issuing a $500,000 promissory note with a 10% annual interest rate maturing January 31, 2026. This was offset to debt issuance costs (Interest Expense) on the Consolidated Statement of Operations and Comprehensive Income/(Loss).

On January 21, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Offering”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $2,812,500 (the “Notes”). The Purchase Agreement also provides for the issuance of an aggregate of 7,630 shares of common stock of the Company, par value $0.0001 per share (the “Shares”) to the Purchasers. The transaction closed on January 23, 2025 (the “Closing Date”). The aggregate gross proceeds to the Company were expected to be $2,250,000, before deducting placement agent fees and expenses. $580,000 of such proceeds were released on the Closing Date and the remaining amount were held in escrow, to be released to the Company upon the later of: i) filing the registration statement referenced below and ii) the date on which the Company receives a written communication from the Nasdaq Stock Market (“Nasdaq”) that Nasdaq has granted the Company an extension to meet the continued listing requirements of the Nasdaq. Because the Company received a delisting determination from the Nasdaq on February 10, 2025, the Escrow Agent disbursed the funds back to the Purchasers as provided below against cancellation of a proportional portion of each Purchaser’s Note (inclusive of original issue discount). The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum. The Notes matured on April 23, 2025, have not been repaid as of  December 31, 2025 and are therefore in default. Upon the occurrence of any Event of Default and at any time thereafter, the Purchasers shall have the right to exercise all of the remedies under the Notes. The Company has recorded $0.8 million in the financial statements to include the original issue discount and loss on debt issuance and has accrued $101,097 in default interest for the twelve months ended  December 31, 2025. Maxim served as the placement agent in the Offering, pursuant to the terms of a Placement Agency Agreement and received 8% of the gross proceeds of the Offering, and placement agent warrants to purchase up to 381 shares of common stock at $81.18 per share (the “Placement Agent Warrants”) and reimbursement of the legal fees of its counsel of up to $50,000. The Placement Agent Warrants will be exercisable on the six (6) month anniversary of issuance and will expire on the five (5) year anniversary of issuance.

On April 28, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor promissory notes in the aggregate total principal amount of up to $558,000, with the first tranche of $318,000 closing immediately and the remaining $240,000 to close upon request of the Company and at the Investor’s discretion, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Notes”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note (the “Private Placement”), the Company received gross proceeds of $265,000, before fees and other expenses associated with the transaction. On May 30, 2025, a second partial tranche in the amount of $180,000 of the Notes closed, and the Company received gross proceeds of $150,000. The Company has recorded $498,000 due at  December 31, 2025, being cash received of $445,000 and debt issuance costs capitalized of $83,000. The debt issuance costs are amortized over the life of the loan, of which $39,082 are expensed in the income statement for the period ended December 31, 2025.

On June 6, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a promissory note in the aggregate total principal amount of $240,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of December 31, 2025 (the “Note”). Pursuant to the Purchase Agreement, with the closing of the private placement of the Note, the Company received gross proceeds of $200,000, before fees and other expenses associated with the transaction. The Company has recorded $240,000 principal due at  December 31, 2025, being cash received of $200,000 and debt issuance costs capitalized of $40,000. The debt issuance costs are amortized over the life of the loan, of which $16,640 are expensed in the income statement for the period ended December 31, 2025.

On August 7, 2025, the Company issued a promissory note to an accredited investor in the aggregate total principal amount of $144,000, having a 16.67% original issue discount, an interest rate of 12% per annum and a maturity date of August 30, 2025 (the “Note”). The Company received gross proceeds of $120,000, before fees and other expenses associated with the transaction.  The Company has recorded $144,000 due at December 31, 2025, being cash received of $120,000 and debt issuance costs capitalized of $7,008. The debt issuance costs are amortized over the life of the loan, of which $24,000 are expensed in the income statement for the period ended December 31, 2025.  The Note has not been repaid and is therefore currently in default. The parties are currently in discussions regarding an extension of this Note.

13.	Other Liabilities

The other liabilities amount includes $1.4 million due to Hover, a related party, and $5.7 million due to Sunrise Development LLC a former supplier of project development services to certain subsidiaries then owned by the Company that was granted an arbitration award against the Company. It also includes approximately $0.4 million to reflect a liability to Morgan Franklin Consulting LLC resulting from litigation. (See Footnote 15).

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

The key components of the company’s operating leases were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Operating Lease - Operating Cash Flows (Fixed Payments)	-	-
Operating Lease - Operating Cash Flows (Liability Reduction)	-	43

New ROU Assets - Operating Leases	-	-

Weighted Average Lease Term - Operating Leases (years)	-	34.05
Weighted Average Discount Rate - Operating Leases	—%	9.3%

During the year 2024, the Company’s operating leases generally relate to the rent of office building space, as well as land and rooftops upon which the Company’s solar parks are built. These leases included those that had been assumed in connection with the Company’s asset acquisitions and business combinations. The Company’s leases were for varying terms and had expiration  between 2027 and 2055.

In October 2023, the Company entered a new lease for land in Madrid, Spain where solar parks are planned to be built, with a term of 35 years and an estimated annual cost of $32,000. The Company impaired the asset as of December 31, 2025, but there was no impairment on the lease due to the Company still owned the lease obligation as at December 31, 2024. In  March of 2025, the Spanish SPV's were sold to AEG for a nominal value and were de-consolidated from the group. See footnote 18 for sale information.

On November 5, 2024, the Company sold Alternus Energy Americas Inc. to AEG. The United States office lease was part of the deconsolidation, with $126,000 incurred as lease expense before that date.

The Company had no finance leases as of December 31, 2025 and 2024

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

From time to time, the Company  may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Other than the following matters, we are not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

On October 15, 2024 Sunrise requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and AEG, to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company has accrued a liability for this loss contingency in the amount of approximately $5.7 million in other payables in the financial statements.  The parties are currently in further settlement discussions and have agreed commercial terms in principle.

On January 30, 2025 CFGI LLC filed a complaint in the Superior Court of Massachusetts, claiming $358,000 is due and owed to CFGI pursuant to a services agreement by and among the parties, plus fees and costs.  CFGI and the Company entered into a settlement agreement for the contractual amount owed for services rendered in the amount of $358,000, whereby the Company agreed to pay to CFGI approximately $10,000 per month commencing June 2, 2025 for a period of three years.  The Company has failed to make all but one of the payments and on May 6, 2026 CFGI filed a request for default judgment in the amount of $358,000 and on June 4, 2026 the request was granted.  The Company has accrued a liability for this loss contingency in the amount of approximately $358,000 in other payables in the financial statements, which represents the amount owed less the one $10,000 payment made, plus fees and costs of approximately $10,000.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. On July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The Company has accrued a liability for this loss contingency in the amount of approximately $2.0 million at  December 31, 2025 which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, AEG and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. In February of 2026, Orrick withdrew its claims, and the arbitration was discontinued.  Orrick has threatened to commence an action in state court against the Company and AEG and AEA, but to the Company's knowledge, no such action has been commenced.  If an action is commenced, the Company intends to vigorously defend itself in this matter and intends to file a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement, nor is AEA a subsidiary of the Company.

On May 30, 2024, the Company was served a complaint filed in the Circuit Court for Fairfax County, Virginia, by Morgan Franklin Consulting LLC ("MF"), claiming $276,796 is due and owed to MF pursuant to a Master Services Agreement by and among the parties.  In October of 2024, MF and the Company entered into a settlement agreement for the contractual amount owed for services rendered through the payment of twelve equal monthly installments commencing immediately, but the Company failed to make any payments.  On  September 22, 2025, the Court granted summary judgment to MF for the amount claimed as owed. Subsequently, on February 6, 2026 the Court granted MF's motion for late fees in the amount of $153,949.  The Company has accrued a liability for this award in the amount of approximately $430,746 at  December 31, 2025 which re presents the contractual amount owed plus late fees.  The parties are currently in payment plan discussions.

Commitments

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

In connection with the Agreement, on May 2, 2025, the Company issued 20,000 shares of Common Stock to SPC as a settlement fee. The issuance of Common Stock to SPC pursuant to the terms of the Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. The Agreement provides that in no event will the number of shares of Common Stock issued to SPC or its designee in connection with the Agreement, when aggregated with all other shares of Common Stock then beneficially owned by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by SPC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock. The Company recorded $172,000 in other expense in the financial statements at  December 31, 2025, which represents the value of the 20,000 shares issued as the settlement fee.

The Company determined that the Agreement represents a financial instrument that requires the Company to settle a fixed monetary amount by issuing a variable number of shares of its common stock. As a result, the Company is required to account for the Agreement as a liability at fair value with periodic changes in fair value recorded through earnings until the liability has been settled through the issuance of shares (i.e., in one or more tranches) that yield SPC cumulative cash receipts equal to the Settlement Amount. The fair value of this liability as of December 31, 2025 was $4,242,963 and has been recorded as within Accounts Payable in the Company’s consolidated balance sheet.

Contingencies

Guarantee of MH02 Note

In connection with the Company’s prior ownership of AEG MH02 Ltd. (“MH02”), the Company guaranteed a third-party loan (the “Note”) with an outstanding principal balance of €15.4 million ($17.4 million) as of as of May 7, 2025 and interest under the Note continues to accrue as between the relevant obligor and lender. On May 7, 2025, the Company completed the sale of MH02 to the lender and an additional third party (the “Buyers”). As part of the sale transaction, the lender agreed to a standstill arrangement (the “Standstill”), pursuant to which it will forbear from exercising its rights to repayment, including any remedies upon default, until such time as all solar photovoltaic projects owned by MH02 and its subsidiaries (the “Projects”) have reached ready-to-build (“RTB”) status and have subsequently been sold. Under the terms of the sale agreement, as each Project achieves RTB status, the Company (or one of its affiliates) has the option, but not the obligation, to purchase such Project at its market value, subject to a minimum price of €150,000 (approximately $174,000 USD as of  December 31, 2025) per megawatt. This option is exercisable for a period of 30 days following notification that a Project has reached RTB status. If the Company does not exercise its option within that period, the Buyers may sell the Project to a third party.

The Company’s guarantee of the Note remains in effect following the sale of MH02. While the Standstill delays the lender’s ability to demand repayment, it does not extinguish the underlying obligation or the Company’s guarantee. The timing and amount of any potential payments under the guarantee are dependent on several factors, including the successful development of the Projects to RTB status, the ultimate sale proceeds realized for such Projects, and the resolution of the outstanding balance under the Note. As of December 31, 2025, the Company evaluated its guarantee under applicable accounting guidance for guarantees and contingencies. Based on the information currently available, including the status of the Projects and expected future development and disposition plans, the Company has not recorded a liability related to this guarantee. The Company has currently determined that a loss resulting from the guarantee is remote. The Company monitors developments related to the Projects and the Note and will adjust its assessment of the guarantee obligation as additional information becomes available.

16.	Development Cost

Initial costs incurred in project development are capitalized and held on the balance sheet. The Company regularly reviews the status of these projects with our development partners and can decide to abandon a project if it becomes uneconomic due to various factors, for example, a change in market conditions leading to higher costs of construction, lower energy rates, political factors or otherwise where governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities, or other factors that change the expected returns on the project. Any reductions or modifications to, or the elimination of, governmental incentives, such as the renewable energy tax credits in the US, or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects, and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event that Company believes that a capitalized project is no longer viable, then the associated costs are written of as development cost in the income statement. There have been no cancellations of currently capitalized projects in the financial statements as of December 31, 2025 and the Company accounted for $748,000 in development costs for the twelve months ended December 31, 2024.

Miscellaneous development cost relates to cost associated with projects abandoned during various phases, due to lack of technical, legal, or financial feasibility are immediately expensed to development costs.

17.	Discontinued Operations Sold - Poland, Netherlands, Solis and subsidiaries in Romania

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

As of
January 19
Poland	2024
(in thousands)
Assets:
Cash & cash equivalents	$630
Other current assets	442
Property, plant, and equipment, net	63,107
Operating leases, non-current - assets	5,923
Total discontinued operations assets	$70,102

Liabilities:
Accounts payable	$2,933
Operating leases, current – liabilities	281
Other current liabilities	25
Operating leases, non-current - liabilities	5,798
Other non-current liabilities	985
Total discontinued operations liabilities	$10,022

Net assets/(liabilities) of discontinued operations	$60,080

	Year Ended December 31,
Poland	2025	2024
	(in thousands)

Revenues	$-	$106

Operating Expenses
Cost of revenues	-	(101)
Depreciation, amortization, and accretion	-	(123)
Gain/(loss on disposal of asset)	-	3,484
Total operating expenses	-	3,260

Income from discontinued operations	-	3,366

Other income/(expense):
Impairment loss recognized on the remeasurement to fair value less costs to sell	-	-
Interest expense	-	(688)
Other expense	-	-
Total other expenses	$-	$(688)
Income/(Loss) before provision for income taxes	$-	$2,678
Income taxes	$-	$-
Net income/(loss) from discontinued operations	$-	$2,678

Immediately before the classification of the disposal groups as discontinued operations, the recoverable amount was estimated for certain items of property, plant, and equipment and impairment loss was identified. Following the classification, a write-down of ($11.8) million was recognized on December 31, 2023 to reduce the carrying amount of the assets in the disposal group to their fair value less costs to sell. This was recognized in discontinued operations in the statement of profit or loss. Fair value measurement disclosures are provided in Footnote 4.

As of
February 21,
Netherlands	2024
(in thousands)
Assets:
Cash & cash equivalents	$75
Accounts receivable, net	-
Other current assets	178
Property, plant, and equipment, net	7,669
Operating leases, non-current – assets	1,441
Other non-current assets	1,192
Total discontinued operations assets	$10,555

Liabilities:
Accounts payable	$945
Operating leases, current – liabilities	55
Other current liabilities	95
Operating leases, non-current – liabilities	1,273
Total discontinued operations liabilities	$2,368

Net assets/(liabilities) of discontinued operations	$8,187

	Year Ended December 31,
Netherlands	2025	2024
	(in thousands)

Revenues	$-	$16

Operating Expenses
Cost of revenues	-	(115)
Depreciation, amortization, and accretion	-	(57)
Loss on disposal of asset	-	(1,187)
Total operating expenses	-	(1,359)

Income from discontinued operations	-	(1,343)

Other income/(expense):
Interest expense	-	(113)
Other expense	-	-
Total other expenses	$-	$(113)
Income/(Loss) before provision for income taxes	$-	$(1,456)
Income taxes	-	-
Net income/(loss) from discontinued operations	$-	$(1,456)

Immediately before the classification of the disposal groups as discontinued operations, the recoverable amount was estimated for certain items of property, plant, and equipment and no impairment loss was identified. As of December 31, 2023, there were no further write-downs as the carrying amounts of the disposal groups did not fall below their fair value less costs to sell.

On October 3, 2024, the Company completed the sale of Solis Bond Company DAC, a company formed under the laws of Ireland and an indirect wholly owned subsidiary of the Company, and its subsidiaries in Romania to Solis Trustee Special Vehicle Limited, the Solis Bondholders’ ownership vehicle, for €1 in accordance with the terms of the Solis Bonds, as amended. As a result of the sale, the Company eliminated approximately $112 million in debt and payables related to Solis activities and improved shareholders’ equity by approximately $51 million. Solis accounted for 98% of group revenues for the years ended December 31, 2024.

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

As of
October 3
Solis and Subsidiaries in Romania	2024
(in thousands)
Assets:
Cash & cash equivalents	$632
Restricted cash	5
Accounts receivable, net	952
Unbilled energy incentives	8,778
Other current assets	9,580
Property, plant, equipment, net	41,457
Operating leases, non-current assets	159
Total discontinued operations assets	$61,563

Liabilities:
Accounts payable	$2,812
Green bonds	87,627
Deferred income	8,778
Operating leases, current liabilities	46
Other current liabilities	13,260
Operating leases, non-current liabilities	118
Other non-current liabilities	202
Total discontinued operations liabilities	$112,843

Net assets/(liabilities) of discontinued operations	$(51,280)

	Year Ended
	December 31,
Solis and Subsidiaries in Romania	2025	2024
	(in thousands)

Revenues	$-	$9,687

Operating Expenses
Cost of revenues	-	(3,936)
Selling, general, and administrative	-	(1,564)
Depreciation, amortization, and accretion	-	(1,511)
Development costs	-	-
Costs related to disposal of asset	-	(730)
Gain on sale of discontinued operations, net assets	-	51,931
Total operating expenses	-	44,190

Income from discontinued operations	-	53,876

Other income/(expense):
Interest expense	-	(8,924)
Solis bond waiver fee	-	-
Other expense	-	(221)
Total other expenses	$-	$(9,145)
Income/(Loss) before provision for income taxes	$-	$44,731
Income taxes	-	(87)
Net income/(loss) from discontinued operations	$-	$44,644

18.	Sale of Spanish Subsidiaries

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

19.	Sale of Assets Held for Sale: MH 02 & its Subsidiaries

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

As part of the Transaction the Minority Buyer agreed to forbear its claim against AEG, and as an incentive for the parties to enter into the transaction, the Company issued 53,300 shares of restricted common stock to the Minority Buyer. The Company recorded a fair value of $0.4 million for this share issuance as receivable by AEG to the Company.

As a result of the Transaction, the Company recorded a gain on the sale of approximately $11.9 million and removed approximately $18.3 million in debt and payables related to MH02’s activities.

As this sale is not considered an exit strategy of the Italian market, the assets were not classified as discontinued operations in accordance with ASC 205-20.

The major classes of assets and liabilities transferred on May 7, 2025 in the sale of MH02 and its subsidiaries are shown below:

As of
May 7,
MH 02 and Italian Subsidiaries	2025
(in thousands)

Assets:
Cash and cash equivalents	$47
Other current assets	388
Capitalized development costs	3,877
Total assets	$4,312

Liabilities:
Accounts payable & accrued liabilities	$694
Short term convertible & non-convertible notes	17,606
Other current liabilities	16
Total liabilities	$18,316
Amounts due to AEG not acquired	1,567
Foreign currency translation reserve	472
Net (gain)/loss on sale of the subsidiaries	$(11,965)

20.	Shareholders’ Equity

Common Stock

As of December 31, 2024, the Company had a total of 300 million shares of common stock authorized with 25,189 shares issued and outstanding. As of December 31, 2025, the Company had a total of te shares of common stock authorized with 724,658 shares issued and outstanding.

Reverse Stock Split

On October 11, 2024, the Company effected a one-for-25 (1:25) reverse stock split of all issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) effective as of 12:01 a.m. Eastern Time on October 11, 2024 (the “2024 Reverse Stock Split”), vide a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (the “Certificate of Amendment”) filed with the Secretary of State of Delaware on October 3, 2024, and deemed effective on October 11, 2024 at 12:01 a.m. Eastern Time.

As a result of the 2024 Reverse Stock Split, every twenty-five (25) shares of issued and outstanding Common Stock were combined into one (1) validly issued, fully paid and nonassessable share of Common Stock. The Reverse Stock Split uniformly affected all issued and outstanding shares of Common Stock and did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the 2024 Reverse Stock Split results in the fractional interests. No fractional shares will be or shall be issued in connection with the 2024 Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares of Common Stock will receive an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by the share price, representing the product of the average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the 2024 Reverse Stock Split and the inverse of the 2024 Reverse Stock Split ratio. Proportional adjustments have also been made to the Company’s outstanding warrants, stock options, and convertible securities, as well as to the reserves available pursuant to the terms of the Company’s 2023 Equity Incentive Plan to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof.

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

Common Share Issuances

On January 2, 2025, a convertible note holder converted $1,588,693 of the October Convertible Note into 11,120 shares of unrestricted common stock valued at $150 per share.

              On January 2, 2025, the Company issued 1,109 shares of common stock to an accredited debt holder valued at $150 per share.

              On January 8, 2025, a convertible promissory note holder converted $202,500 of the October Convertible Note into 1,350 shares of unrestricted common stock valued at $150 per share.

              On January 10, 2025, the Company issued 1,162 shares of common stock to an accredited debt holder valued at $128.40 per share.

             On January 23, 2025, the Company issued an aggregate of 7,630 shares of common stock to six accredited investors as part of a debt financing, valued at $563,268.

              On January 31, 2025, the Company issued 850 shares of common stock to an accredit debt holder valued at $65.28 per share.

On February 6, 2025, a convertible note holder converted $85,113 of the October Convertible Note into 567 shares of unrestricted common stock valued at $150 per share.

On February 11, 2025, a convertible note holder converted $150,000 of the October Convertible Note into 1,000 shares of unrestricted common stock valued at $150 per share

On April 14, 2025 the Company issued a total of 484,100 shares of restricted common stock valued at $3,872,800, including 55,000 shares to Alternus Energy Group PLC, a related party, 15,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 75,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, 25,000 shares to Ms. Durant, our CLO, 12,500 shares to an employee for past services rendered, 28,750 shares to Hover Energy LLC for certain assets acquired and 137,850 shares to four accredited third party debt holders.

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

Preferred Stock

As of December 31, 2025 and 2024, the Company also had a total of 1,000,000 shares of preferred stock authorized. There were no preferred shares issued or outstanding as of December 31, 2024.

As of December 31, 2025, there were 60,000 shares of Series A Super Voting Preferred Stock (the “Series A”), 21,150 shares of Series B Convertible Preferred Stock (the "Series B") and 3,150 shares of Series C Convertible Preferred Stock (the "Series C") issued and outstanding.

The board of directors of the Company has the authority to establish one or more series of preferred stock, fix the voting rights, designations, powers, preferences and any other rights, if any, of each such series and any qualifications, limitations and restrictions thereof.

Series A Super Voting Preferred Stock

Each share of the Series A is entitled to have the right to vote in an amount equal to 10,000 votes per share, voting with the common stock on all matters as a single class. Each share of Series A has a par value of $0.0001 per share. The Series A is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A has no stated maturity and is not subject to any sinking fund. The holders of Series A shall not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company.  The terms of the Series A are set forth in the Certificate of Designation of Series A, filed as part of the Company’s current report on Form 8K filed on February 20, 2025.

Series A Issuances

On February 18, 2025 the Company issued 1 share of Series A and on March 21, 2025 the Company issued an additional 9,999 shares of Series A Super Voting Preferred Stock to the Company’s CEO, Mr. Vincent Browne, which gave Mr. Browne controlling voting rights over all Company matters requiring a shareholder vote. The Company recorded employee stock compensation expense of $60,000 representing the fair value of the shares issued to account for the control premium resulting from the issuance.

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

Series B Convertible Preferred Stock

Each share of Series B has a par value of $0.0001 per share and a face value of $1,000 per share. The Series B has no stated maturity, is not entitled to receive dividends, and is not subject to any sinking fund. The Series B is entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock.  The terms of the Series B are set forth in detail below and in the Certificate of Designation of Series B, filed as part of the Company’s current report on Form 8K filed on October 6, 2025.

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

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2026, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the “Original Conversion Price”) of the Series B (a “Dilutive Issuance”), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period. As of December 31, 2025, the Original Conversion Price has been adjusted to $0.10 per share, due to the issuance of shares of Series C Convertible Preferred Stock.

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

Series C Convertible Preferred Stock

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

               Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2028, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series C (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.  As of December 31, 2025 there have not been any adjustments to the Original Conversion Price.

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

Series C Issuances

            On December 31, 2025, the Company issued an aggregate of 3,150 shares of Series C to two accredited debt holders in exchange for the cancellation of $3.95 million worth of debt.

Warrants

As of December 31, 2024, warrants to purchase up to 2,936,233 shares of common stock were issued and outstanding. These warrants were related to financing activities. During the twelve months ended December 31, 2024, the Company issued 2,933,765 additional warrants.  During the twelve months ended December 31, 2025, the Company issued 1,199,677 additional warrants, related to financing activities.

As of December 31, 2025, warrants to purchase up to 4,135,910 shares of common stock were issued and outstanding.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Warrants	Price	Term (Years)

Outstanding - January 1, 2024	2,469	$56,103.87	$-
Issued during the year	2,933,765	0.95	4.08
Expired during the year	-	-	-
Outstanding - December 31, 2024	2,936,234	$48.12	$4.08
Issued during the year	1,199,677	0.88	1.97
Expired during the year	-	-	-
Outstanding – December 31, 2025	4,135,911	34.42	6.05
Exercisable – December 31, 2025	4,135,911	34.42	6.05

2023 Equity Incentive Plan

As of  December 31, 2024 and 2025, there were 11,200 shares of common stock available to be granted under the 2023 Equity Incentive Plan. As of  December 31, 2024 and 2025 no shares were issued or outstanding under the 2023 Equity Incentive Plan.

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

21.	Segment and Geographic Information

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

	Year Ended December 31,
Revenue by Segment	2025	2024
	(in thousands)
Europe – Discontinued Operations	-	9,809
United States	-	311
Total for the period	$-	$10,120

	Year Ended December 31,
Net Income/(Loss) by Segment	2025	2024
	(in thousands)
Europe	$13,704	$(10,584)
Europe – Discontinued Operations	-	45,912
United States	(21,010)	(14,250)
Total for the period	$(7,306)	$21,078

	Year Ended December 31,
Assets by Segment	2025	2024
	(in thousands)
Europe – Continuing Operations
Other Assets	12	3,958
Total for Europe – Continuing Operations	$12	$3,958

United States – Continuing Operations
Intangible assets	$37,518	$-
Goodwill	$18,964	$-
Other Assets	550	3,769
Total for United States – Continuing Operations	$57,032	$3,769

	Year Ended December 31,
Liabilities by Segment	2025	2024
	(in thousands)
Europe – Continuing Operations
Debt	$1,176	$19,807
Other Liabilities	1,075	1,200
Total for Europe – Continuing Operations	$2,252	$21,007

United States – Continuing Operations
Debt	$14,885	$9,598
Other Liabilities	16,885	11,007
Total for United States – Continuing Operations	$31,771	$20,605

	Year Ended December 31,
Revenue by Product Type	2025	2024
	(in thousands)
Country Renewable Programs (FiT)
United States - Continuing operations	$-	$311
Total for the period	$-	$311

Country Renewable Programs (FiT)
Europe – Discontinued Operations	-	334
Total for the period	$-	$334

Green Certificates (FiT)
Europe – Discontinued Operations	$-	$5,803
Total for the period	$-	$5,803

Energy Offtake Agreements (PPA)
Europe – Discontinued Operations	-	3,638
Total for the period	$-	$3,638

Other Revenue
Europe – Discontinued Operations	-	34
Total for the period	$-	$34

	Year Ended December 31,
Adjusted EBITDA by Segment	2025	2024
	(in thousands)
Europe	$(1,225)	$(3,347)
Europe – Discontinued Operations	-	5,485
United States	(6,840)	(8,454)
Total for the period	$(8,065)	$(6,316)

Below is a reconciliation of net income to adjusted EBITDA for the periods presented:

	Year Ended December 31,
Adjusted EBITDA Reconciliation to Net Income/(Loss)	2025	2024
	(in thousands)
Europe
Adjusted EBITDA	$(1,225)	$(3,347)
Depreciation, amortization, and accretion	-	(21)
Interest expense	(584)	(3,953)
Impairment of assets	-	(3,263)
Gain on sale of assets	15,513	(3,263)
Net Income (Loss)	$13,704	$(10,584)

Europe – Discontinued Operations
Adjusted EBITDA	$-	$5,485
Depreciation, amortization, and accretion	-	(1,691)
Interest expense	-	(9,726)
Income taxes	-	(87)
Solis bond waiver fee	-	-
Impairment loss recognized on the remeasurement to fair value less costs to sell	-	-
Gain on sale of discontinued operations, net assets	-	51,931
Net Income (Loss)	$-	$45,912

United States
Adjusted EBITDA	$(6,840)	$(8,454)
Depreciation, amortization, and accretion	(593)	(194)
Interest expense	(3,614)	(4,820)
Fair value movement of FPA asset	-	(483)
Fair value movement of convertible note	(3,967)	67
Debt restructuring costs	(753)	-
Costs associated with legal actions related to unpaid liabilities	(1,232)	-
Fair value movement of warrant	1,564	565
Loss on issuance of debt	(35)	-
Loss on extinguishment of debt	(3,187)	-
Gain on settlement of liabilities	596	-
Loss on settlement of SAA with Hover	(2,025)	-
Provision for loss from related party	(561)	(520)
Other expense	(363)	179
Income taxes	-	(590)
Net Income (Loss)	$(21,010)	$(14,250)
Consolidated Net Income (Loss)	$(7,306)	$21,078

Theres was no revenue in the year ended December 3, 2025.

One customer represented 100% of continuing operational revenues during the year ended December 31, 2024. The revenues from this customer accounted for $0.3 million of revenue for the year ended December 31, 2024.  Five customers represented 76% of the discontinued operational revenues during the year ended December 31, 2024. The revenues from these customers accounted for $7.7 million of revenue for the year ended December 31, 2024.

22.	Income Tax Provision

	Year Ended December 31,
Major Components of Tax Expense/(Income)	2025	2024
	(in thousands)
Current tax expense - continuing operations	$-	$590
Current tax expense - discontinued operations		87
Actual income tax expense (benefit)	$-	$677

An explanation of the relationship between tax expense and accounting profit for continuing operations before the adoption of ASU 2023-09 for the tax year ended December 31, 2024 is as follows:

	Year Ended December 31,
	2025		2024
	(in thousands)
Accounting profit before tax		$-	$21,756
Tax at the applicable rate of 21%		-	4,569
State income taxes, net of federal benefit		-	(710)
Permanent items		-	380
Tax effect of differences in foreign tax rates		-	(4,747)
Other		-	1,311
Change in valuation allowance		-	(213)
Actual income tax expense/(benefit) - continuing operations		$-	$590
Discontinued operations	$		$87

As of December 31, 2025, the Company has adopted ASU 2023-09 prospectively. An explanation of the relationship between tax expense and accounting profit after the adoption of ASU 2023-09 for the tax year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	(in thousands)
US Federal Statutory Rate	$(1,362)	21.0%
State income taxes, net of federal benefit	-	0.0%

Foreign tax effects
Ireland
Debt Cancellation Income related to loan not historically deducted	(1,932)	29.8%
Differences in statutory tax rates between US and Ireland	(1,168)	18.0%
True up of DTA due to disposal of subsidiaries	456	-7.0%
Change of Valuation Allowance-Ireland	(244)	3.8%
Non taxable items due to disposal of entity	59	-0.9%
All Other foreign countries	(48)	0.7%

Non taxable or Non Deductible items
Stock issuance costs	58	-0.9%
Other equity expenses	878	-13.5%
FV change and interest of convertible notes	1,598	-24.6%
Warrant	(72)	1.1%
Uncertain Tax Positions	-	0.0%
Change in Valuation Allowance-FED	1,777	-27.4%
Actual income tax expense (benefit)	$(0)	-

The tax effects of temporary difference and carryforwards that give rise to significant portions of the net deferred tax assets were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$5,645	$4,137
Stock basedd compensation	588	-
Asset basis differences	-	869
Interest expense carryforward	14	475
Total deferred tax assets	6,247	5,481
Deferred tax asset valuation allowance	(6,133)	(5,481)
Net deferred tax assets	114	-

Deferred tax liabilities:
Investment in EverOn	(114)	-
Total deferred tax liabilities	(114)	-
Net deferred taxes	$-	$-

The Company’s valuation allowance increased during 2025 by $562, primarily due to the intangible assets capitalized for book purposes related to the Company's investment in EverOn. Deferred tax assets have not been recognized in respect of these future deductible amounts as they may not be used to offset taxable profits elsewhere in the Company and there are no other tax planning opportunities or other evidence of recoverability in the near future.

Deferred tax assets have not been recognized in respect of these losses as they may not be used to offset taxable profits elsewhere in the Company and there are no other tax planning opportunities or other evidence of recoverability in the near future.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of it deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025.

As of December 31, 2025, the Company had approximately (tax effected) $4.4 million of federal, $1.0 million of state, and $0.2 million of foreign net operating losses to offset future taxable income. If not utilized, the state net operating loss will expire in 2044. The Luxembourg net operating loss of $17 thousand will start to expire in 2040. The remaining foreign net operating loss carryovers have unlimited carryforward periods. The Company is in the process of analyzing whether any changes to its capital structure resulted in an ownership change, and whether US net operating losses would be restricted in use as a result thereof.

The ability of the Company to utilize its existing federal and state carryforwards may have been limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its tax attribute carryforwards to reduce its liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025 and 2024, the total balance of accrued interest and penalties related to uncertain tax positions was $630 and $590, respectively. The following is a reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2025	2024
	(in thousands)
Unrecognized tax benefits at beginning of year	590	-
Gross increases – tax positions in prior periods	$-	$360
Gross increases – tax positions in current period	-	230
Unrecognized tax benefits at end of year	$590	$590

Unrecognized tax benefits are not expected to significantly increase or decrease within the next 12 months.

23.	Related Party

The following is a summary of transactions since January 1, 2024 to which we have been a party, in which the amount involved exceeded $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described the sections titled “Executive Compensation” and “Non-Employee Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

AEG:

Alternus Energy Group Plc (“AEG”) was an 48% shareholder of the Company as of December 31, 2024. As of December 31, 2025, AEG was a 14.69% shareholder of the Company.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 264 shares of the Company’s restricted common stock.

During the period ended December 31, 2025, the Company and its subsidiaries, and AEG and its subsidiaries had numerous financial transactions between each other which were approved by the unconflicted members of each company’s board of directors.  Two of our Company's board members, Mr. Vincent Browne and Mr. John Thomas, are also board members of AEG.

               Specifically during the period, the Company issued 201,600 shares to AEG and its affiliates having a fair value of $1.4 million as of  December 31, 2025.

Nordic ESG

In January of 2024, the Company issued 310,600 shares of restricted common stock valued at $30.75 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8 million ($9.7 million) note. This resulted in Nordic ESG becoming a 10% shareholder. As of December 31, 2024, Nordic ESG was a 6.5% shareholder.  As of December 31, 2025 Nordic ESG was a less than 1% shareholder.

Sponsor:

On March 19, 2024 we entered into a settlement agreement with the Sponsor and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the Sponsor’s SPAC entity extensions, in the amount of $1.4 million and issue 45 shares of restricted common stock valued at $2,350 per share to SCA.

Clean Earth Acquisitions Sponsor LLC (“Sponsor”) was a less than 5% shareholder of the Company as of December 31, 2024 and a less than 1% shareholder as of December 31, 2025.

Hover:

On September 30, 2025 we entered into a joint venture operating agreement with Hover Energy LLC (“Hover”) pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV. The Company issued an additional 1,150 shares of Series B to Hover as part of a settlement agreement.  Also, The JV and Hover have entered into an equipment supply agreement, whereby Hover provides the JV with favorable, below market purchase and licensing terms. See Footnote 6 for more details.  As of December 31, 2025, Hover was a 4.1% common shareholder and held 21,150 shares of Series B Convertible Preferred Stock, which cannot convert or vote until the date our common stock is relisted on Nasdaq or June 30, 2026, whichever occurs sooner.

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

On  April 14, 2025 the Company issued a total of 305,000 shares of restricted common stock valued at $2,440,000, including 55,000 shares to Alternus Energy Group PLC, a related party, 15,000 shares to each of our 4 current independent directors (Ms. Bjornov, Mr. Wikborg, Mr. Parker and Mr. Ratner) and one past director, Mr. Chaudhri, 75,000 shares each to Mr. Browne, our CEO, and Mr. Thomas, our executive director, and 25,000 shares to Ms. Durant, our CLO.

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

Consulting Agreements

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

	Year Ended December 31,
Director’s remuneration	2025	2024
	(in thousands)
Remuneration in respect of services as directors (including Mr. Browne)	$547	$292
Remuneration in respect to long term incentive schemes (stock compensation)	1,680	-
Total	$2,227	$292

24.	Subsequent Events

Management has evaluated subsequent events that have occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the year ended December 31, 2025, except as disclosed below.

Promissory Note Extensions and Settlement of Debt:

The $1,250,000 promissory note issued in December of 2024, the $312,500 note issued in May of 2025, the $312,500 note issued in September of 2025 and the $250,000 note issued in November of 2025 to SNC were each extended on a monthly basis and the original issue discount (OID) increased by 5% each month.  On March 31, 2026 the Company settled with SNC pursuant to which the Company issued 7,583 shares of Series D Convertible Preferred Stock as total repayment for, and the replacement and cancellation of, all of SNC's outstanding promissory notes. The Company expects to recognize a gain or loss on settlement of the SNC Notes, in its consolidated financial statements for the period ending March 31, 2026, upon completion of a third party valuation of the Series D Convertible Preferred Stock.

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

March 3, 2026 Funding:

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

The aggregate gross proceeds to the Company will be $1,000,000, $600,000 of such proceeds were transferred on the Closing Date and the remaining amount will be transferred to the Company in two tranches: the first tranche upon the Company’s submission of an application to list on the Nasdaq Stock Market and completion of the drafting of a registration statement on Form S-1, and the final tranche upon the completion of the Company’s 2025 audit. Additionally, on April 21, 2026 the Company closed an additional €200,000 investment pursuant to the terms of the Offering, and issued a €250,000 Note and 240 shares of Series C.  The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

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

Series D Convertible Preferred Stock:

On March 27, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series D Convertible Preferred Stock and describing the rights, obligations and privileges of the Series D. Concurrently, the Company issued 2,150 shares of Series D to the Purchaser and debt holder on the same date, in book-entry form. The following description of the Series D does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as an Exhibit to our Current Report on Form 8K filed on April 2, 2026.

General. The Series D consists of a total of 20,000 shares authorized and 9,733 shares issued as of the date of this Report. Each share of Series D has a par value of $0.0001 per share and a value of $1,000 per share. The Series D has no stated maturity and is not subject to any sinking fund.

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

Series E Convertible Preferred Stock:

On March 31, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series E Convertible Preferred Stock and describing the rights, obligations and privileges of the Series E. Concurrently, the Company issued 684 shares of Series E to an accredited debt holder on the same date, in book-entry form. The following description of the Series E does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as an Exhibit to our Current Report on Form 8K filed on April 2, 2026.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

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

As part of the new de-SPAC structure, the Company is in the process of formalizing documentation related to intercompany due to/from within the new organization structure, and with Alternus Energy, Inc, which is a related party.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have identified the material weaknesses described above in our internal controls over financial reporting and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level.

As stated above, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the directors and executive officers of Alternus as of June 12, 2026:

Name	Age	Position(s)
Vincent Browne	58	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors
Taliesin Durant	55	Chief Legal Officer
Gary Swan	55	Chief Technical Officer
Larry Farrell	53	Chief Information Officer
John P. Thomas	73	Director
Aaron T. Ratner	51	Director
Nicholas Parker	65	Director
Tone Bjornov	64	Director
Rolf Wikborg	68	Director

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

Rolf Wikborg, Director

On January 28, 2025, Rolf Wikborg was elected to the Board.

Mr. Wikborg has significant experience in renewable energy and energies in general.  He is currently Chairman of Norhybrid a Norwegian based manufacturer of vertical industrial wind turbines. He is also chair of Carbon Value Technologies and a Director of a Fintech company, FutureXchange.  From 2020 to 2024 he has been a partner with Greenlight Group, a fund that holds a variety of investments in solar, wind, battery management systems, black pellets and biogas.  He has also been involved in some of the most CO2 reducing maritime projects with dual fuel, batteries and wind assisted ships. Mr. Wikborg also served, from 2007 to 2015, as Director of a NYSE listed transportation company, DHT, where he was also chair of the compensation committee, and was a Director of an Oslo listed dry cargo transportation company, Western Bulk, from 2012 to 2016. Mr. Wikborg lived 16 years in the US from 1986 - 2002, establishing and building up AMA Capital Partners LLC, New York based merchant bankers in M&A, restructuring of debt including bonds and managing equity and debt funds within maritime, transportation and energy. Prior to New York, Wikborg was Managing Director of Fearnleys Mexico. He remained with AMA after moving back to Norway and was involved in restructurings and M&A. From 2004 to 2008 he was an advisor to Kuwait Finance House in the shariah based equity investment in maritime and energy and was a Partner with SinoEnergy Capital in Hong Kong, investing in harsh environment jack up rigs.

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

Composition of the Board of Directors

Our certificate of incorporation provides that our board of directors is divided into three classes, designated Class I, Class II and Class III, with each class serving staggered terms. Vincent Browne, John P. Thomas and Aaron T. Ratner serve as Class III directors; Nicholas Parker and Tone Bjornov serve as Class II directors; and Rolf Wikborg serves as a Class I director. Because the Company did not hold an annual meeting of stockholders during 2025, no class of directors was submitted for election at an annual meeting during 2025. Each director continues to serve until the election and qualification of his or her successor, or until such director’s earlier death, resignation, retirement, disqualification or removal, in accordance with the Company’s certificate of incorporation and bylaws. The Company is evaluating whether to simplify its board structure, including by seeking the approvals necessary to eliminate the classified board structure and provide for the annual election of all directors.

Director Independence

The board of directors consists of six directors, three of whom are “independent” within the meaning of Rule 10A-3 under the Exchange Act and under the standards formerly applicable to the Company under Section 5605(a)(2) of the Nasdaq Listing Rules, which the Company continues to apply voluntarily as a governance best practice notwithstanding its delisting from Nasdaq in February 2025. Under these standards, a director cannot be considered independent if:

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Nicholas Parker, Tone Bjornov and Rolf Wikborg satisfy the “independence” requirements described above.

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

Audit Committee. The Audit Committee consists of three directors, Tone Bjornov, Nicholas Parker and Rolf Wikborg, all of which are currently “independent”. Tone Bjornov serves as the audit committee chairman and audit committee financial expert. The audit committee’s duties are specified in a charter and include, but not be limited to:

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

The Audit Committee is composed exclusively of “independent directors” who are “financially literate”, meaning that each is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee. The Compensation Committee consists of one director: Rolf Wikborg, who is “independent”. The Compensation Committee’s duties are specified in a charter and include, but not be limited to:

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

Insider Trading Policy

We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors and consultants from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees, independent contractors and consultants from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Executive Officer and Interim Chief Financial Officer. Our insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K filed on April 15, 2024.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2025 and 2024, earned by or paid to our Chief Executive Officer and our two other most highly compensated executive officers whose total compensation exceeded US$100,000 (the “named executive officers”).

					All Other		Stock
		Salary		Bonus	Compensation		Awards		Total
Name and Principal Position	Year	($)		($)	($)		($)		($)
Vincent Browne (1)	2025	312,000	(1)(3)	-	44,100	(1)(2)	600,000	(6)	956,100
Chief Executive Officer and acting Chief Financial Officer, Board Chairman	2024	192,000	(1)(2)	-	44,100	(2)	-		236,100
David Farrell	2025	188,033	(3)	-	-		-		188,033
Chief Operating Officer (Former)	2024	240,000		-	-		-		240,000
Taliesin Durant	2025	208,000	(3)	-	-		200,000	(6)	408,000
Chief Legal Officer	2024	190,000		-	102,205	(2)(5)	-		292,205

(1)	Mr. Browne’s salary includes fees earned by Vestco, a company he owns and controls, pursuant to a services agreement between VestCo and one of our US subsidiaries.

(2)	Other compensation includes car allowance.

(3)	Represents salary earned during the fiscal year but not fully paid by December 31, 2025, consisting of $92,000 owed to Mr. Browne, $___ owed to Mr. Farrell and $49,695 owed to Ms. Durant.

(4)	Mr. Farrell resigned effective February 13, 2026.

(5)	Other compensation includes housing allowance effective July 2023 to December 2024.

(6)

Amounts reported represent the aggregate grant date fair value of stock awards granted to our executive officers during 2025, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock awards reported in these columns are set forth in the notes to our audited consolidated financial statements included elsewhere in this prospectus. These amounts will not reflect the actual economic value that may be realized by the named executive officers.

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

Additionally, further to our former Chief Financial Officer, Mr. Joseph E. Duey’s resignation, Mr. Browne is currently functioning as the Interim Chief Financial Officer of the Company, until a suitable replacement is sought or appointed by the Company and its board of directors.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024 and 2025, the Company currently does not have any outstanding awards or options underlying its current Incentive Plan (as defined below).

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2025.

Mr. Brown’s compensation was as a paid executive in 2025 and he did not receive compensation for his services as a board member.

	Fee Earned /
	Paid in	Stock
	Cash	Awards		Options	Others	Total
Name	($)	($)		($)	($)	($)
John P. Thomas	228,000	600,000	(6)	-	-	828,000
Aaron T. Ratner	-	120,000	(6)	-	-	120,000
Nicholas Parker	-	120,000	(6)	-	-	120,000
Tone Bjornov	7,000	120,000	(6)	-	-	127,000
Rolf Wikborg	-	120,000	(6)	-	-	120,000

(1)

Mr. Thomas’ compensation includes fees earned under a consulting agreement entered into in July 2023, as amended effective January 1, 2025, with one of our US subsidiaries.  Of this total amount, $40,303 remains owed to Mr. Thomas as of December 31, 2025.

(2)

Amounts reported represent the aggregate grant date fair value of stock awards granted to our directors during 2025, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock awards reported in these columns are set forth in the notes to our audited consolidated financial statements included elsewhere in this prospectus. These amounts will not reflect the actual economic value that may be realized by the named directors.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of June 5, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. We have based our calculation of beneficial ownership on 724,658 shares of common stock outstanding, 60,000 shares of Series A Super Voting Preferred Stock, and 21,150 shares of Series B Convertible Preferred Stock outstanding as of June 5, 2026.

		Number of Shares			Beneficial Ownership
		Beneficially Owned			Percentages
							Percent of	Percent of
			Series A	Series B			Series A	Series B
			Super	Convertible			Super	Convertible
			Voting		Percent of		Voting		Percent of
		Common	Preferred	Preferred	Common		Preferred	Preferred	Voting
Name and Address of Beneficial Owner(1)	Title	Stock	Stock	Stock	Stock		Stock	Stock	Stock (2)
Officers and Directors
Vincent Browne(3)	CEO	75,000	60,000	-	10.35%		100%	-	99.90%
Taliesin Durant	CLO	25,000	-	-	3.45%		-	-	*	%
Gary Swan	CTO	-	-	-	-		-	-	-
Larry Farrell	CIO	-	-	-	-		-	-	*	%
John P. Thomas	Director	75,000	-	-	10.35%	—%	-	-	*	%
Aaron T. Ratner	Director	15,000	-	-	2.07%	—%	-	-	*	%
Nicholas Parker(4)	Director	15,108	-	-	2.07%	—%	-	-	*	%
Tone Bjornov	Director	15,000	-	-	2.07%	—%	-	-	*	%
Rolf Wikborg	Director	15,000	-	-	2.07%	—%	-	-	*	%
Officers and Directors as a Group (total of 9 persons)		235,108	60,000		32.43%		100.00%	-	99.90%
Greater than 5% Stockholders:
Alternus Energy Group Plc (5)		106,480	-	-	14.69%		-	-	*	%
BVP Investments Limited (6)		53,300	-	-	7.36%		-	-	*	%
Vincent Collins (7)		53,300	-	-	7.36%		-	-	*	%
Hover Energy LLC (8)		29,750	-	21,150	4.11%		-	100%	*	%

*	Less than 1%.

(1)	The address for each individual is Alternus Clean Energy, Inc., 17 State Street, Suite 4000, New York City, New York, 10004.

(2)

Includes a total of 600,724,658 shares of voting stock outstanding, with 724,658 shares being Common Stock and 60,000 shares being Series A Super Voting Preferred Stock having an aggregate of 600,000,000 votes.

(3)	75,000 of the shares of common stock are held through VestCo I Corp, a company owned and controlled by Mr. Browne.

(4)	108 of these shares are held through Parker Venture Management, Inc., a company owned and controlled by Mr. Parker.

(5)	Alternus Energy Group Plc, Suite 4 Blanchardstown Corporate Park 2, Blanchardstown, Dublin, Ireland D15.

(6)	BVP Investments Limited, Unit 4 Aspen Court, Bray Road, Cornelscourt, Dublin, Ireland 7.

(7)	Vincent Collins, Beechwood, Roscommon, Co Roscommon, Ireland, F42 FD77.

(8)	Hover Energy LLC, 5420 LBJ Freeway, Suite 350, Dallas, TX 75240.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following is a summary of transactions since January 1, 2024 to which we have been a party, in which the amount involved exceeded $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described the sections titled “Executive Compensation” and “Non-Employee Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

AEG:

Alternus Energy Group Plc (“AEG”) was an 48% shareholder of the Company as of December 31, 2024. As of December 31, 2025, AEG was a 14.69% shareholder of the Company.

In January 2024, the Company assumed a $938 thousand (€850 thousand) convertible promissory note from AEG. The note had a 10% interest maturing in March 2025. On January 3, 2024, the noteholder converted all of the principal and accrued interest owed under the note, equal to $1.0 million, into 264 shares of the Company’s restricted common stock.

During the period ended December 31, 2025, the Company and its subsidiaries, and AEG and its subsidiaries had numerous financial transactions between each other which were approved by the unconflicted members of each company’s board of directors.  Two of our Company's board members, Mr. Vincent Browne and Mr. John Thomas, are also board members of AEG.

Specifically during the period, the Company issued 201,600 shares to AEG and its affiliates having a fair value of $1.4 million as of December 31, 2025.

Nordic ESG

In January of 2024, the Company issued 310,600 shares of restricted common stock valued at $30.75 per share to Nordic ESG and Impact Fund SCSp (“Nordic ESG”) as settlement of AEG’s €8 million ($9.7 million) note. This resulted in Nordic ESG becoming a 10% shareholder. As of December 31, 2024, Nordic ESG was a 6.5% shareholder.  As of December 31, 2025 Nordic ESG was a less than 1% shareholder.

Sponsor:

On March 19, 2024 we entered into a settlement agreement with the Sponsor and SPAC Sponsor Capital Access (“SCA”) pursuant to which, among other things, we agreed to repay Sponsor’s debt to SCA, related to the Sponsor’s SPAC entity extensions, in the amount of $1.4 million and issue 45 shares of restricted common stock valued at $2,350 per share to SCA.

Clean Earth Acquisitions Sponsor LLC (“Sponsor”) was a less than 5% shareholder of the Company as of December 31, 2024 and a less than 1% shareholder as of December 31, 2025.

Hover:

On September 30, 2025 we entered into a joint venture operating agreement with Hover Energy LLC (“Hover”) pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV. See Footnote 6 for more details.  As of December 31, 2025, Hover was a 4.3% common shareholder and held 21,150 shares of Series B Convertible Preferred Stock, which cannot convert or vote until the date our common stock is relisted on Nasdaq or June 30, 2026, whichever occurs sooner.

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

Year Ended December 31,
Transactions with Directors	2025	2024
(in thousands)
Loan from Vestco, a related party to Board member and CEO Vincent Browne	$-	$-
Final payment made to Vestco on November 16, 2023	-	-
Total	$-	$-

	Year Ended December 31,
Director’s remuneration	2025	2024
	(in thousands)
Remuneration in respect of services as directors (including Mr. Browne)	$547	$292
Remuneration in respect to long term incentive schemes (stock compensation)	1,680	-
Total	$2,227	$292

Family Relationships

No family relationship exists between any of Alternus’ directors and executive officers. There are no arrangements or understandings with major shareholders, customers, suppliers or others pursuant to which any person referred to above was selected as a director or member of senior management.

Director Independence

Although the Company is no longer listed on a national securities exchange, the Company voluntarily applies the definition of “independence” formerly applicable under Nasdaq Listing Rule 5605(a)(2)), which provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under these standards, a director cannot be considered independent if:

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

Under such definitions, three of our directors can be considered independent.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

From June 1, 2024 Forvis Mazars, LLP (“Forvis Mazars”) served as the independent registered public accounting firm to audit our books and accounts and provided audit services up to November 5, 2024.

On November 5, 2024, the Company’s Audit Committee dismissed Forvis Mazars as the Company’s independent registered public accounting firm. Also on November 5, 2024, the Company’s Audit Committee approved, and the Company’s Board of Directors (the “Board”) ratified, the engagement of Kreit & Chiu CPA, LLP (“KC”), and appointed the New Auditor as the Company’s independent registered public accounting firm as of November 5, 2024.

KC served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2024 and 2025.

The table below presents the aggregate fees billed for professional services rendered by Mazars US, Forvis Mazars and KC for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees
Kreit & Chiu CPA LLP	566,500	501,500
Mazars USA LLP	-	435,223
Forvis Mazars LLP	-	274,581
Audit-related fees	106,185	-
All other fees	-	-
Total fess	$672,685	$1,211,304

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

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10Q (File No. 001-41306), filed with the Securities and Exchange Commission on April 27, 2026)
3.3

Amended and Restated Bylaws of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)

3.4

Amended And Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 27, 2025)

3.5

Certificate of Designation of Series B Convertible Preferred Stock, dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)

3.6	Certificate of Designation of Series C Convertible Preferred Stock, dated March 3, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
3.7	Certificate of Designation of Series D Convertible Preferred Stock, dated March 27, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 2, 2026)
3.8	Certificate of Designation of Series E Convertible Preferred Stock, dated March 31, 2026 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on April 2, 2026)
4.1

Form of Specimen Common Stock Certificate of Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)

4.2**	Alternus Clean Energy, Inc. Description of Securities
4.3	Form of 20% Original Issue Discount Unsecured Convertible Promissory Note issued by Alternus Clean Energy, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 24, 2025)
4.4	incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 24, 2025)
4.5	Form of Note. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
4.6	Form of Note issued by the Registrant to the Investor dated June 6, 2025 (incorporated by reference to the Registrant’s Form 10Q for the three months ended March 31, 2025 (File No. 001-41306), filed with the Securities and Exchange Comission on June 30, 2025)
4.7	Form of Note, dated March 3, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 9, 2026)

10.1

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

10.6

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

10.8

Form of Registration Rights Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)

10.9

Form of Voting Agreement. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)

10.10

Forbearance Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 3, 2024)

10.11

Form of Note Purchase Agreement, dated December 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 10, 2024)

10.12

Asset Purchase Agreement, by and among BESS LLC and LiiON LLC dated December 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 12, 2024)

10.13

Voluntary Adjustment Notice, dated December 2, 2024, by and between the Company and the Investor (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-283575), filed with the Securities and Exchange Commission on December 3, 2024)

10.14

Exclusive Consulting Agreement Form (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 12, 2024)

10.15

Mutual Termination Agreement, dated December 31, 2024, by and between the Company and Seller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on January 7, 2025)

10.16

Form of Securities Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)

10.17

Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)

10.18

Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)

10.19

Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on January 24, 2025)

10.20	Form of Note. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)
10.21

Form of Private Placement Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.22

Form of Note Purchase Agreement, by and between the Company and the Investor. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.23

Letter Agreement by and between the Company and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.24

Rescission and Release Agreement dated May 1, 2025 by and between the Company and LiiON, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.25

Consulting Agreement dated May 1, 2025 by and between the Company and Assure Power LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.26

Settlement Agreement and Stipulation dated April 28, 2025 by and between the Company and Southern Point Capital Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No.001-41306), filed with the Securities and Exchange Commission on May 2, 2025)

10.27	Note Purchase Agreement by and among the Registrant and Investor dated June 6, 2025 (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10Q (File No.001-41306), filed with the Securities and Exchange Commission on June 30, 2025)
10.28	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on September 24, 2025)
10.29	Joint Venture Operating Agreement, by and among Alternus Clean Energy Inc. and Hover Energy LLC dated September 30, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
10.30	Securities Purchase Agreement dated September 30, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
10.31	Settlement Agreement dated September 30, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on October 6, 2025)
10.32	Form of Securities Purchase Agreement dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 9, 2026)
10.33	Form of Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on March 9, 2026)
10.34	Form of Subscription Agreement dated March 27, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 2, 2026)
10.35	Form of Put Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 2, 2026)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on December 22, 2023)
19.1

Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 15, 2024

21.1**	Subsidiaries List
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-41306), filed with the Securities and Exchange Commission on April 15, 2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†

Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2026	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on [*], 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	June 12, 2026
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	June 12, 2026
Aaron T. Ratner

/s/ Nicholas Parker	Director	June 12, 2026
Nicholas Parker

/s/ Tone Bjornov	Director	June 12, 2026
Tone Bjornov

/s/ Rolf Wikborg	Director	June 12, 2026
Rolf Wikborg

/s/ John Thomas	Director	June 12, 2026
John Thomas