Form 10-K/A
period 2025-12-31
Alternus Clean Energy, Inc.
filed 2026-06-16
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number One

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Alternus Clean Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on June 15, 2026 (the "Original Filing"), solely to correct an inadvertent administrative error contained on page 39 in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Results of Operations table.

The correction does not affect the Company's previously reported financial statements, results of operations, cash flows, stockholders' equity, or any conclusions regarding disclosure controls and procedures or internal control over financial reporting.

Except as specifically described in this Explanatory Note, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing date of the Original Filing and does not modify or update any disclosures contained therein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC subsequent to the filing of the Original Filing.

Comprehensive income/(loss):
Net income/(loss)	$(8,126)	$21,078
Foreign currency translation adjustment	206	245
Comprehensive income/(loss)	(7,100)	21,323
Comprehensive income/(loss) attributable to noncontrolling interest	(820)	-
Comprehensive income/(loss) attributable to Alternus	(6,280)	-

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

Exhibit No.	Description
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

***	Furnished herewith

ALTERNUS CLEAN ENERGY, INC.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Alternus Clean Energy, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June 2026.

By: /s/ Vincent Browne

Chair of the Board of Directors