Form 10-Q
period 2026-03-31
Alternus Clean Energy, Inc.
filed 2026-07-20
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41306

ALTERNUS CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000 New York, NY 10004	(212) 739-0727
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALCE	OTC Market
Warrants, each whole warrant exercisable into one share of Common Stock	ACLEW	OTC Market

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

As of July 17, 2026, the registrant had a total of 724,658 shares of its common stock, par value $0.0001 per share, issued and outstanding.

ALTERNUS CLEAN ENERGY, INC.

INDEX TO FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2026 (unaudited)	2025
ASSETS
Current Assets
Cash and cash equivalents	$363	$32
Taxes recoverable	12	12
Total Current Assets	375	44

Intangible assets, net	37,041	37,518
Goodwill	18,964	18,964
Long-term prepaid expenses	518	518
Total Assets	$56,898	$57,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (of which $2,580 payable to related party)	$6,867	$6,621
Accrued liabilities	3,778	3,779
Convertible notes measured at fair value	732	9,900
Short term convertible and non-convertible promissory notes, net of debt issuance costs	6,766	6,161
Other payables (of which $1,420 payable to related party)	7,561	7,561
Put Option Liability (Series D)	62	-
Total Current Liabilities	25,766	34,022

Total Liabilities	25,766	34,022

Temporary Equity
Series D Convertible Preferred stock subject to Put Option. 1,150 shares issued and outstanding as of March 31, 2026 and zero as of December 31, 2025	451	-

Shareholders’ Equity
Series A Convertible Preferred stock, $0.0001 par value, 60,000 authorized as of March 31, 2026 and December 31, 2025 respectively. 60,000 issued and outstanding as of March 31, 2026 and December 31, 2025 respectively.	60	60
Series B Convertible Preferred stock, $0.0001 par value, 21,150 authorized as of March 31, 2026 and December 31, 2025 respectively. 21,150 issued and outstanding as of March 31, 2026 and December 31, 2025.	42,920	42,920
Series C Convertible Preferred stock, $0.0001 par value, 12,000 authorized as of March 31, 2026 and December 31, 2025. 5,775 issued and outstanding as of March 31, 2026 and 3,150 issued and outstanding as at December 31, 2025 respectively.	4,692	2,831
Series D Convertible Preferred stock, $0.0001 par value, 20,000 authorized as of March 31, 2026. 8,583 issued and outstanding as of March 31, 2026 and zero as at December 31, 2025.	6,148	-
Series E Convertible Preferred stock, $0.0001 par value, 20,000 authorized as of March 31, 2026. 684 issued and outstanding as of March 31, 2026 and zero as at December 31, 2025.	519	-
Common stock, $0.0001 par value, 2 billion authorized as of March 31, 2026 and December 31, 2025. 724,658 issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-
Additional paid in capital	33,712	33,712
Foreign currency translation reserve	(2,450)	(2,473)
Accumulated deficit	(73,699)	(73,619)
Shareholders’ Equity attributable to parent	11,902	3,431
Noncontrolling interest	18,779	19,591
Total Shareholders’ Equity	30,681	23,022
Total Liabilities and Shareholders' Equity	$56,898	$57,044

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$-	$-

Operating Expenses
Selling, general and administrative	(1,321)	(1,490)
Depreciation, amortization, and accretion	(477)	(130)
Gain on sale of subsidiaries	-	3,589
Total operating income/ (expenses)	(1,798)	1,969

Income/(loss) from operations	(1,798)	1,969

Other income/(expense):
Interest expense	(276)	(2,190)
Fair value movement of convertible notes	(2,363)	806
Fair value movement of warrants	-	(811)
Gain on settlement of debt	5,257	-
Loss on extinguishment of debt	(1,706)	-
Issuance cost put option liability (Series D)	(6)	-
Other income	-	46
Total other expenses	906	(2,149)
Loss before provision for income taxes	(892)	(180)
Income taxes	-	-
Net loss for the period	$(892)	$(180)
Net loss attributable to noncontrolling interest	(812)	-
Net loss attributable to common stock	$(80)	$(180)

Basic & diluted loss per share of common stock:
Total loss per share of common stock, basic and diluted	$(0.11)	$(4.28)
Weighted-average common stock outstanding, basic & diluted	724,658	42,020

Comprehensive loss
Net loss	(892)	(180)
Foreign currency translation adjustment	23	(536)
Comprehensive loss	(869)	(716)
Comprehensive loss attributable to noncontrolling interest	(812)	-
Comprehensive loss attributable to Alternus	(57)	(716)

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at January 1, 2025	-	$-	25,189	$-	$35,927	$(2,679)	$(67,133)	$(33,885)	$-	$(33,885)
Conversion of debt	-	-	14,684	-	2,203	-	-	2,203	-	2,203
Settlement of Payables for Shares	-	-	3,239	-	415	-	-	415	-	415
Shares issued for debt issuance costs	-	-	7,630	-	563	-	-	563	-	563
Issuance of Series A Preferred shares to Officer	10,000	60	-	-	-	-	-	60	-	60
Foreign currency translation adjustment	-	-	0	-	-	(536)	-	(536)	-	(536)
Net Loss	-	-	-	-	-	-	(180)	(180)	-	(180)
Balance at March 31, 2025	10,000	$60	50,742	$-	$39,108	$(3,215)	$(67,313)	$(31,360)	$-	$(31,360)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at January 1, 2026	84,300	$45,811	724,658	$-	$33,712	$(2,473)	$(73,619)	$3,431	$19,591	$23,022
Series C convertible preferred shares issued for debt restructuring	2,625	1,861						1,861	-	1,861
Series D convertible preferred shares issued for debt settlement	7,583	5,755	-	-	-	-	-	5,755	-	5,755
Series D convertible preferred shares issued for cash	1,000	393	-	-	-	-	-	393	-	393
Series E convertible preferred shares issued for debt settlement	684	519	-	-	-	-	-	519	-	519
Foreign currency translation adjustment	-	-	-	-	-	23	-	23	-	23
Net loss in period	-	-	-	-	-	-	(80)	(80)	(812)	(892)
Balance at March 31, 2026	96,192	$54,339	724,658	$-	$33,712	$(2,450)	$(73,699)	$11,902	$18,779	$30,681

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(80)	$(180)
Loss attributable to noncontrolling interest	(812)	-
	$(892)	$(180)
Adjustments to reconcile loss from continuing operations to net cash (used in) operations:
Depreciation, amortization and accretion	477	130
Amortization of debt discount	50	1,400
Debt issuance costs capitalized	-	(145)
Stock compensation costs (Series A Preferred Shares issued to officer)	-	60
Gain on foreign currency exchange rates	(19)	349
Fair value movement of convertible debt	2,363	(806)
Fair value movement in warrant liability	-	811
Gain on debt settlement	(5,257)	-
Loss on debt extinguishment	1,706	-
Issuance cost of put option liability (Series D) with Series D convertible preference shares	6	-
Gain on disposal of assets	-	(3,589)
Changes in assets and liabilities, net of effects of acquisitions:
Prepaid expenses and other assets	-	(3)
Accounts payable	247	4
Accrued liabilities	151	1,130
Payable to affiliate	-	297
Net Cash Used in Operating Activities	$(1,169)	$(552)

Cash Flows from Investing Activities:
Net Cash provided by/(used in) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Proceeds from debt	600	492
Payments of debt principal	-	(21)
Net cash proceeds from issuance of Series D convertible preferred shares (includes $62 related to Put Option)	900	-
Net Cash provided by Financing Activities	$1,500	$471

Effect of exchange rate on cash	-	1
Net increase/(decrease) in cash and cash equivalents	$331	$(80)
Cash and cash equivalents beginning of the year	32	161
Cash and cash equivalents end of the period	$363	$81

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest	$-	$-
Taxes	-	-

Non-cash investing and financing activities:
Common shares issued for conversion of debt	$-	$2,203
Common shares issued for settlement of debt	-	415
Common shares issued for debt issuance costs	-	563
Fair value of Series C Convertible Preferred shares issued for settlement of liabilities	1,861	-
Fair value of Series D Convertible Preferred shares issued for settlement of liabilities	5,755	-
Fair value of Series E Convertible Preferred shares issued for settlement of liabilities	519	-

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Alternus Clean Energy, Inc. is a holding company that operates through the following 8 subsidiaries as of March 31, 2026:

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

The Company's primary commercial vehicle is EverOn Energy LLC ("EverOn"), a joint venture formed with Hover Energy LLC, through which it develops and will operate Wind Powered Microgrids™ for blue-chip corporate clients across four high-value verticals: big box retail, real estate, education, and manufacturing. Upon commercial launch, customers will receive energy under long-term, 25-year Energy-as-a-Service ("EaaS") contracts at rates at or below what they currently pay to their grid provider, with no upfront capital expenditure required. This model is designed to deliver immediate and measurable cost savings to customers while generating stable, long-term recurring revenues for the Company. See Note 5 for more details on EverOn.

2. Going Concern and Management’s Plans

As of March 31, 2026, certain conditions remain that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the period ended March 31, 2026, the Company has incurred losses of ($0.9) million for the three month period ended March 31, 2026, and has an accumulated deficit of (73.7) million as of March 31, 2026. In addition, the Company has generated negative operating cash flows and has limited cash resources available to fund operations. The Company had $0.36 million of cash on hand at March 31, 2026.

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

Management's Plans

Management entered into a term sheet on June 3, 2026 with institutional investors providing for two tranches of preferred equity financing of up to $20.0 million before transaction costs. Funding of each tranche remains subject to various conditions precedent, including receipt of certain governmental and regulatory approvals that are outside the Company's control.

In addition, the Company also entered into a preliminary term sheet on June 3, 2026 for an equity line of credit (“ELOC”) facility providing for up to $50.0 million of capital at the Company’s option over the following three years. The proposed facility remains subject to negotiation and execution of definitive agreements, satisfaction of customary closing conditions and other requirements. Further, the Company’s ability to access capital under the facility will be dependent upon a number of factors, including the Company’s stock price, trading volume and other market conditions at the time of any drawdowns.

Because the completion and ultimate timing of these transactions remain dependent upon matters that are not entirely within the Company's control, management has concluded that its plans do not alleviate the substantial doubt regarding the Company's ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed on June 15, 2026.

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

Variable Interest Entities ("VIEs")

A VIE is a legal entity whose equity investors either do not provide sufficient at-risk capital or do not possess the essential characteristics of a controlling financial interests, such that voting interests alone may not be the appropriate basis for determining which party should consolidate the entity.

In the period in which the Company obtains a financial interest in a VIE, the Company assesses whether it is the primary beneficiary as prescribed by the accounting guidance which outlines the basis for consolidation of a VIE.

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

Impairment Considerations

(a)	Finite-Lived Intangible Assets and Long-Lived Assets

Finite-lived intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the sum of the undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the asset's fair value. No impairment was recorded during the three months ended March 31, 2026.

(b)	Goodwill

Goodwill is not amortized but is tested for impairment annually, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment assessment as of December 31. The goodwill impairment test compares the fair value of the reporting unit to which the goodwill is assigned to that reporting unit's carrying amount; if the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess, not to exceed the total amount of goodwill allocated to that reporting unit. No impairment was recorded during the three months ended March 31, 2026.

Net Income / (Loss) Per Share

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

	Three Months Ended
	March 31,
	2026	2025
Warrants	-	15,717
April and October 2024 Convertible Notes	40,783,600	-
OID Notes	447,827,303	-
Convertible Preferred Stock	253,040,778	-
Total	741,651,681	15,717

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

Recently Adopted Accounting Standards

Effective January 1, 2026, the Company adopted ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements or related disclosures.

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

Recurring Fair Value Measurements

As of March 31, 2026, a summary of the Company’s assets and liabilities measured at fair value on a recurring basis is as follows, in thousands:

	Fair Value Measurement
	(in thousands)
	Level 1	Level 2	Level 3	Total
Convertible notes measured at fair value	-	-	732	732
Warrant liability	-	-	-	-
Put Option Liability (Series D)	-	-	62	62
Total	$-	$-	$794	$794

Valuation Techniques

●	Convertible Loan Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

As the remaining balances on the convertible notes issued April 19, 2024 and October 1, 2024 have identical terms and maturity dates, the Company grouped them together. The Company measures the April 19, 2024 and October 1, 2024 convertible notes, and April 19, 2024 private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of March 31, 2026:

Convertible
Loan Notes
Risk-free rate	3.67%
Underlying stock price	$-
Expected volatility	55%
Term (years)	0.75
Dividend yield	0%

The Company measures the April and October private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of March 31, 2026:

Warrant
Liability
Risk-free rate	3.67%
Underlying stock price	$-
Expected volatility	55%
Term (years)	4.06
Dividend yield	0%

The following table presents changes of the convertible notes measured at fair value with significant unobservable inputs (Level 3) as of March 31, 2026. As the terms of the notes are mostly identical the Company has combined the amounts as shown below:

	Convertible	OID
	Notes	Convertible
	April 2024	Notes	Total
	(in thousands)
Balance at December 31, 2025	$565	9,335	9,900
Movement in fair value	67	2,296	2,363
Series D Convertible Preferred shares issued for debt	-	(5,755)	(5,755)
Series E Convertible Preferred shares issued for debt	-	(519)	(519)
Gain on settlement of debt	-	(5,257)	(5,257)
Balance at March 31, 2026	632	100	732

Refer to Note 10 for a description of the fair value methodology and assumptions applied to determine the fair value of the OID Convertible Notes.

The following table presents changes in fair value of warrants issued with significant unobservable inputs (Level 3) as of March 31, 2026, in thousands:

Warrants
	Issued with	April 2025
	Convertible Notes	Warrants	Total
Balance at December 31, 2025	$-	$-	-
Balance at March 31, 2026	$-	$-	$-

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

As of March 31, 2026 and December 31, 2025 the Company had warrants outstanding permitting holders to purchase a total of 4,135,910 shares of the Company's common stock at exercise prices between $0.85 and $57,500 per share. The fair value of these warrants was $0 as of both March 31, 2026 and December 31, 2025.

The fair values of these Level 3 liabilities are sensitive to unobservable inputs used in the Monte Carlo simulation valuation model, including discount rates, expected term, expected volatility, path dependency parameters and estimates of various payout outcomes. Changes to these inputs could result in significantly higher or lower fair value measurement.

Put Option issued on March 27, 2026:

In connection with the sale of 2,150 shares of Series D Convertible Preferred Stock ("Series D") to an accredited investor for proceeds of $1 million ($0.9 million net after deducting issuance costs) on March 27, 2026, the Company entered into a separate agreement requiring the Company to repurchase up to 1,150 of the Series D at a purchase price of $1,000 per share (i.e., up to a maximum purchase price of $1.15 million) that only becomes exercisable by the investor in the event the Company successfully closes a private investment ("PIPE") yielding the Company gross proceeds of at least $8,000,000 (i.e., the investor "Put Option"). If the PIPE trigger is achieved, the Put Option will remain exercisable through March 27, 2027.

The Company determined that the Put Option represents a derivative financial instrument which is not clearly and closely related to the Series D equity host instrument. As a result, the Company is required to account for the Put Option as a separate liability in the Company's consolidated balance sheet with periodic changes in the fair value recognized in earnings. As of the issuance date and March 31, 2026, the fair value of the Put Option was $0.06 million. The Put Option was valued by the Company with the assistance of a third party valuation firm using a Monte Carlo simulation and the following primary assumptions:

Put
Option
No. Shares (subject to Put Option)	1,150
Expiration date	March 27, 2027
Risk free rate	3.68%
Discount for lack of marketability (DLOM)	12.5%
Put purchase price per share	$1,000
Probability of qualifying PIPE	50%
Probability of liquidation	10%

Non-recurring Fair Value Measurements

During the three months ended March 31, 2026, the Company had the following issuances of Convertible Preferred Stock (see Note 14):

●	Issued 2,625 shares of Series C having a fair value of $1,861,125 as part of a debt restructuring transaction with certain pre-existing lenders,

●

Issued a total of 9,733 shares of Series D having a fair value of $7,387,347 (i.e., 2,150 shares in a financing transaction to an accredited investor and 7,583 shares for the settlement of OID Convertible Notes), and

●	Issued 684 shares of Series E having a fair value of $519,156 to settle additional OID Convertible Notes

These convertible preferred stock issuances were initially measured at their fair values on the issuance date. Because the Company’s convertible preferred stock is not subsequently remeasured to fair value after initial recognition, this represents a nonrecurring fair value measurement.

The estimated fair values of the Series D, C and E Convertible Preferred Stock was classified as a Level 3 measurement within the fair value hierarchy.

The Company utilized a Monte Carlo simulation to estimate the fair value of its Convertible Preferred Stock by applying the following inputs and assumptions as of March 31, 2026:

	Series C	Series D	Series E
No Shares	2,625	9,733	684
Initial Conversion Price	$0.10	$0.10	$0.10
ALCE Closing Price	$0.0011	$0.0011	$0.0011
Holding Period (yrs)	2.75	0.99	1.00
Face Value of Preferred	$1,000	$1,000	$1,000
Risk-free rate	3.81%	3.68%	3.68%
Volatility	55.00%	55.00%	55.00%
Liquidation (probability)	10.00%	10.00%	10.00%
DLOM	12.5%	12.5%	12.5%

The fair value of the Company’s Convertible Preferred Stock is particularly sensitive to changes in certain of these assumptions. For example, increases in probability of liquidation and in the discount for lack of marketability (“DLOM”) will decrease the estimated fair value.

5. EverOn Energy Joint Venture and Consolidation of Variable Interest Entity

Joint Venture Formation. On March 24, 2025, the Company incorporated EverOn Energy LLC, a new legal entity (the “JV” or "EverOn") with no assets or operations for the purpose of entering into a future joint venture operating agreement (“JVOA”) with Hover. On September 30, 2025 (the “Transaction Date”), the Company and Hover finalized the JVOA with EverOn. In connection with the transaction, the Company retained a 51% ownership interest and Hover acquired a 49% ownership interest in EverOn in exchange for the contribution of certain microgrid projects and related assets. The Company issued 20,000 shares of Series B Convertible Preferred Stock and contributed certain software and previously capitalized development costs as consideration.

The transaction was accounted for as a business combination under ASC 805. Additional information regarding the acquisition is included in Note 6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidation - Variable Interest Entity. The Company determined that EverOn is a variable interest entity ("VIE") under the consolidation guidance in ASC 810 and that the Company is the primary beneficiary. Accordingly, EverOn is consolidated in the accompanying condensed consolidated financial statements, with Hover's 49% ownership interest presented as noncontrolling interest.

There were no changes to the Company's consolidation conclusions during the three months ended March 31, 2026.

Purchase Price Allocation. The purchase price allocation remains unchanged from December 31, 2025 and is summarized below (in thousands):

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

Noncontrolling Interest ("NCI"). The NCI, representing Hover's 49% equity interest in the JV, was originally recognized at its acquisition-date fair value of $20.4 million. Subsequent to the acquisition date, the carrying amount of the NCI has been adjusted for its proportionate share of the JV's net income (loss) and other comprehensive income (loss), and for any capital contributions or distributions made by or to Hover. As of March 31, 2026 and December 31, 2025, the balance of the NCI was $18,779 and $19,591, respectively.

Supplemental Pro Forma Information. The following unaudited supplemental pro forma information presents the combined results of operations of the Company and JV as if the acquisition occurred on January 1, 2025. The pro forma information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition been completed on that date nor is it indicative of future results.

Year-ended
December 31,
2025
Revenue	$-
Net Income / (loss)	$(10,486)

*Presented on a consolidated company basis before allocation of losses to the non-controlling interest of ($1,558) for the year ended December 31, 2025, relating to the non-controlling interest holder's share of JV losses.

Intangible Assets.

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationship	$26,190	$(546)	$25,644
Favorable contracts	10,930	(364)	10,566
OASIS Software	860	(29)	831
Total	$37,980	$(939)	$37,041

The carrying amounts of identifiable intangible assets as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$26,190	$(270)	$25,920
Favorable contracts	10,930	(180)	10,750
OASIS Software	860	(12)	848
Total	$37,980	$(462)	$37,518

The Company recognized amortization expense of $0.48 million and zero during the three month periods ended March 31, 2026 and 2025, respectively. Identifiable assets, net of accumulated amortization of $0.9 and $0.5 million was $37.0 million and $37.5 million as of March 31, 2026 and December 31, 2025, respectively.

Impairment considerations - Identifiable Intangibles. During the three month period ended March 31, 2026, there were no impairment indicators identified that would warrant further impairment testing with respect to the JV's finite-lived intangibles or long-lived assets. Therefore, no impairment was recorded during the period.

Impairment considerations - Goodwill. During the three month period ended March 31, 2026, there were no impairment indicators identified that would warrant additional goodwill impairment testing beyond the annual impairment testing performed each year on December 31. Therefore, no goodwill impairment was recorded during the period.

6. Other long-term assets

Long-term prepaid expenses and other receivables consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Other long-term assets consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Long-term prepaid expenses	518	518
Total	$518	$518

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023 that will used to offset any taxes payable in the future.

7. Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Trade payables	$4,287	$4,041
Payable to related party	2,580	2,580
Total	$6,867	$6,621

8. Accrued Liabilities

               Accrued expenses relate to various expenses incurred by the Company but not yet invoiced or paid. Accrued interest represents the interest on the Company’s debt that has accrued and has been unpaid through March 31, 2026 and as of December 31, 2025. Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
	(in thousands)
Legal fees	$500	$500
Interest on debt	1,203	1,128
Audit Fees	437	436
Payroll	909	985
Consulting fees	140	140
Tax penalties	590	590
Total	$3,778	$3,779

9. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes receivable from various European governments through group transactions in these countries.

	March 31,	December 31,
	2026	2025
	(in thousands)
Taxes recoverable	$12	$12
Total	$12	$12

10. Convertible and Non-convertible Promissory Notes

Convertible notes measured at fair value

The following table reflects the Company's convertible notes measured at fair value under the ASC 825 fair value option ("FVO") election as of  March 31, 2026 and December 31, 2025

	Convertible	OID
	Notes	Convertible
	April 2024	Notes	Total
	(in thousands)
Balance at December 31, 2025	$565	9,335	9,900
Movement in fair value	67	2,296	2,363
Series D Convertible Preferred shares issued for debt	-	(5,755)	(5,755)
Series E Convertible Preferred shares issued for debt	-	(519)	(519)
Gain on settlement of debt	-	(5,257)	(5,257)
Balance at March 31, 2026	$632	$100	$732

April and October 2024 Convertible Promissory Notes. The Company previously issued senior convertible promissory notes in April 2024 and October 2024 (collectively, the "2024 Convertible Notes"). The terms of the 2024 Convertible Notes, together with significant conversion features, are described in Note 10 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

The aggregate amount outstanding under the 2024 Convertible Notes as of March 31, 2026 and December 31, 2025 was approximately $0.8 million and $0.8 million, respectively. The notes continue to bear interest at 12% in accordance with their contractual terms.

There were no conversions of the 2024 Convertible Notes during the three months ended March 31, 2026. Conversions during the three months ended March 31, 2025 were $2,058.

The Company accounts for the 2024 Convertible Notes under the fair value option. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized a $0.067 million and $0.8 million loss, respectively, from changes in the fair value of the notes, which is included in other income (expense), net.

No other material modifications were made to the terms of the 2024 Convertible Notes during the three months ended March 31, 2026.

OID Convertible Notes. Between December 2024 and November 2025, the Company issued a series of convertible promissory notes at an original issue discount ("OID") of 20% (the "OID Convertible Notes") and with various maturity dates, many of which have been subsequently extended through amendments that contractually increase the OID an additional 5% for each month that repayment extends beyond the stated maturity. The aggregate principal amount (as contractually defined) outstanding on the OID Convertible Notes as of March 31, 2026 and December 31, 2025 was approximately $0.1 million and $5.6 million, respectively.

There were no conversions of the OID Convertible Notes during the three months ended March 31, 2026 or March 31, 2025.

The Company accounts for the OID Convertible Notes under the fair value option following the embedded derivative reevaluation described below. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized a $2.3 million and $0 million loss, respectively, from changes in the fair value of the notes, which is included in other income (expense), net.

No other material modifications were made to the terms of the OID Convertible Notes during the three months ended March 31, 2026.

On March 31, 2026 the Company settled with one of the OID noteholders pursuant to which the Company issued 7,583 shares of Series D Convertible Preferred Stock, having a fair value of $5.8 million, as total repayment for, and the replacement and cancellation of, all of the noteholder's outstanding promissory notes valued at the aggregate amount of $10.8 million resulting in a gain on the settlement of $5.1 million.

            On March 31, 2026, the Company issued 684 shares of Series E Convertible Preferred Stock, having a fair value of $0.5 million, as total repayment for, and the replacement and cancellation of, two outstanding promissory notes in the aggregate fair value or carrying amount of $0.7 million resulting in a gain on settlement of $0.2 million.

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

Fair Value Option Election

Because the modification resulted in the introduction of an embedded derivative that would otherwise require bifurcation, the Company elected, pursuant to ASC 825-10, to apply the FVO to each of the OID Convertible Notes impacted by the incorporation of the Company option to extend maturity.

As a result of this election, the OID Convertible Notes were accounted for as a single hybrid instrument measured at fair value, with changes in fair value recognized in earnings each reporting period beginning with the quarterly period ended September 30, 2025. The FVO election eliminated the requirement to separately account for the embedded derivative under ASC 815.

Subsequent Fair Value Changes

Following the modification and the election of the fair value option, the OID Convertible Notes have been remeasured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement.

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

Credit Risk Attribution

The Company determined that no material portion of the change in fair value during the three months ended March 31, 2026 was attributable to changes in instrument-specific credit risk. The change in fair value was primarily driven by changes in expected cash flows associated with the extension feature, including the increasing OID structure, and the passage of time.

Convertible and non-convertible promissory notes, net of debt issuance costs

      The following table reflects the Company's convertible and non-convertible promissory notes, net of related discounts as of  March 31, 2026 and December 31, 2025:

	As of	As of
	March 31,	December 31,
	2026	2025
	(in thousands)

Term loans	$7,072	$6,161
Gross convertible and non-convertible notes	7,072	6,161
Debt discount	(306)	-
Total convertible and non-convertible notes, net	$6,766	$6,161
Current Maturities net of debt discount	(6,766)	(6,161)
Long-term maturities net of debt discount	$-	$-

From the Company inception through March 31, 2026, the Company issued a series of convertible and/or non-convertible promissory notes, term loans and bridge notes having stated interest rates between 9% and 25%. The Company has defaulted on the original maturity dates for most of these obligations and has received waivers to repeatedly extend the maturity dates such that balances continue to remain outstanding as of March 31, 2026. The aggregate principal amount on these combined debt obligations was $7.1 million and $6.2 million as of March 31, 2026 and December 31, 2025, respectively. Accrued interest related to these debt obligations was $1.2 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively, and interest expense attributable to the obligations, including amortization of the discount recorded relating to the debt issuance and restructuring (described below), together with interest expense recorded at the stated interest rates associated with these debt obligations, was $0.2 million  and $2.2 million  for the three month periods ended March 31, 2026 and March 31, 2025, respectively.

On March 3, 2026, the Company restructured $1.0 million of outstanding principal together with $0.1 million of related accrued interest for several holders of various term loans, each having a stated interest rate of 10%. In order to incent or induce the holders of these term loans to 1) further extend the maturity date related to these pre-existing term loans and 2) invest in a new private placement of 20% OID secured promissory notes (see Subscription Agreements, below) the Company was required to agree to issue 2,625 shares of Series C Convertible Preferred Stock ("Series C"), having a fair value of $1.8 million to these pre-existing holders.

In connection with the modification or restructuring of the pre-existing term loans, the Company considered the troubled debt restructuring ("TDR") guidance in ASC 470-60 and the guidance related to Modifications and Extinguishments of debt included in ASC 470-50. Because the effective borrowing rate to the Company increased as a result of the Subscription Agreements (see below), the Company determined that the modifications did not represent a TDR. However, as a result of the substantial change in the terms of the pre-existing loans, including the fair value required to be paid by the Company in the form of Series C shares, the Subscription Agreements together with the change in maturity dates associated with these loans were required to be treated as a debt extinguishment (hereinafter referred to as "debt restructuring") under ASC 470-50, resulting in a loss on debt restructuring of $1.7 million, calculated as follows (in thousands):

Loss on
Debt Restructuring
Cash received on initial Closing	$600
Carrying value of modified term loans	1,164
Less: Fair value of new Notes	(1,609)
Less: Fair value of Series C Convertible Preferred Stock	(1,861)
Loss on debt restructuring	$(1,706)

The new restructured 20% OID secured promissory notes together with the pre-existing notes have a total combined principal amount of $1.96 million (the new "Notes") originally measured and recorded on the March 3, 2026 closing date at fair value of $1.61 million, net of discount of $0.36 million representing future interest expense to be amortized and recognized through the amended maturity date of September 3, 2026.

Amortization expense during the three months ended March 31, 2026, related to amortization of the discount from the closing date through March 31, 2026, was $49,691.

Subscription Agreements

On March 3, 2026, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Purchasers”) pursuant to which the Company’s wholly owned subsidiary, Alt Alliance LLC (“AltA”), sold in a private placement (the “Offering”), the Notes. The Subscription Agreements also provide for the issuance of an aggregate of 2,625 shares of the Company’s Series C Convertible Preferred Stock with a face value of $1,000 each and convertible into the Company’s common stock, at $0.10 per common share, subject to certain standard anti-dilution and price protection provisions (the “Shares”) to the Purchasers. The transaction closed on March 3, 2026.

The aggregate gross proceeds to the Company were $1,000,000; $600,000 of such proceeds were transferred on the closing date with the remaining amount transferred to the Company in the second fiscal quarter of 2026. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Original Issue Discount Secured Promissory Notes

The Notes were issued with an original issue discount of 20%. No interest shall accrue on the Notes. The Notes mature upon the earlier of i) six months from the Issue Date, or ii) the date on which proceeds from a capital raise equals or exceeds $5 million.

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

11. Other Payables

As of March 31, 2026 and December 31, 2025, other liabilities includes $1.4 million due to Hover, a related party, and $5.7 million due to Sunrise Development LLC a former supplier of project development services to certain subsidiaries then owned by the Company that was granted an arbitration award against the Company. It also includes approximately $0.4 million to reflect a liability to Morgan Franklin Consulting LLC resulting from litigation. (See Note 12).

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

On October 15, 2024 Sunrise requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and AEG, to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company has accrued a liability for this loss contingency in the amount of approximately $5.7 million in other payables in the financial statements. The parties are currently in further settlement discussions and have reached a tentative agreement in principle to a payment plan which is conditional on an equity funding.

On January 30, 2025 CFGI LLC filed a complaint in the Superior Court of Massachusetts, claiming $358,000 is due and owed to CFGI pursuant to a services agreement by and among the parties, plus fees and costs. CFGI and the Company entered into a settlement agreement for the contractual amount owed for services rendered in the amount of $358,000, whereby the Company agreed to pay to CFGI approximately $10,000 per month commencing June 2, 2025 for a period of three years. The Company has failed to make all but one of the payments and on May 6, 2026 CFGI filed a request for default judgment in the amount of $358,000 and on June 4, 2026 the request was granted. The Company has accrued a liability for this loss contingency in the amount of approximately $358,000 in other payables in the financial statements, which represents the amount owed less the one $10,000 payment made, plus fees and costs of approximately $10,000. No further payments have been made during 2026.

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. On July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The Company has accrued a liability for this loss contingency in the amount of approximately $2.1 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively, which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, AEG and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. In February of 2026, Orrick withdrew its claims, and the arbitration was discontinued. Orrick has threatened to commence an action in state court against the Company and AEG and AEA, but to the Company's knowledge, no such action has been commenced. If an action is commenced, the Company intends to vigorously defend itself in this matter and intends to file a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement, nor is AEA a subsidiary of the Company

On May 30, 2024, the Company was served a complaint filed in the Circuit Court for Fairfax County, Virginia, by Morgan Franklin Consulting LLC ("MF"), claiming $276,796 is due and owed to MF pursuant to a Master Services Agreement by and among the parties. In October of 2024, MF and the Company entered into a settlement agreement for the contractual amount owed for services rendered through the payment of twelve equal monthly installments commencing immediately, but the Company failed to make any payments. On  September 22, 2025, the Court granted summary judgment to MF for the amount claimed as owed. Subsequently, on February 6, 2026 the Court granted MF's motion for late fees in the amount of $153,949. The Company has accrued a liability for this award in the amount of $430,746 as of March 31, 2026 and  December 31, 2025, respectively, which represents the contractual amount owed plus late fees.  The parties are currently in payment plan discussions.

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

The Company determined that the Agreement represents a financial instrument that requires the Company to settle a fixed monetary amount by issuing a variable number of shares of its common stock. As a result, the Company is required to account for the Agreement as a liability at fair value with periodic changes in fair value recorded through earnings until the liability has been settled through the issuance of shares (i.e., in one or more tranches) that yield SPC cumulative cash receipts equal to the Settlement Amount. The fair value of this liability as of March 31, 2026 was $4,242,963 and has been recorded as within Accounts Payable in the Company’s consolidated balance sheet.

Contingencies

Guarantee of MH02 Note

In connection with the Company’s prior ownership of AEG MH02 Ltd. (“MH02”), the Company guaranteed a third-party loan (the “Note”) with an outstanding principal balance of €15.4 million ($17.4 million) as of as of May 7, 2025. On May 7, 2025, the Company completed the sale of MH02 to the lender and an additional third party (the “Buyers”). As part of the sale transaction, the lender agreed to a standstill arrangement (the “Standstill”), pursuant to which it will forbear from exercising its rights to repayment, including any remedies upon default, until such time as all solar photovoltaic projects owned by MH02 and its subsidiaries (the “Projects”) have reached ready-to-build (“RTB”) status and have subsequently been sold. Under the terms of the sale agreement, as each Project achieves RTB status, the Company (or one of its affiliates) has the option, but not the obligation, to purchase such Project at its market value, subject to a minimum price of €150,000 (approximately $172,554 USD as of March 31, 2026) per megawatt. This option is exercisable for a period of 30 days following notification that a Project has reached RTB status. If the Company does not exercise its option within that period, the Buyers may sell the Project to a third party.

The Company’s guarantee of the Note remains in effect following the sale of MH02. While the Standstill delays the lender’s ability to demand repayment, it does not extinguish the underlying obligation or the Company’s guarantee. The timing and amount of any potential payments under the guarantee are dependent on several factors, including the successful development of the Projects to RTB status, the ultimate sale proceeds realized for such Projects, and the resolution of the outstanding balance under the Note. As of March 31, 2026, the Company evaluated its guarantee under applicable accounting guidance for guarantees and contingencies. Based on the information currently available, including the status of the Projects and expected future development and disposition plans, the Company has not recorded a liability related to this guarantee. The Company has currently determined that a loss resulting from the guarantee is remote. The Company monitors developments related to the Projects and the Note and will adjust its assessment of the guarantee obligation as additional information becomes available.

13. Sale of Spanish Subsidiaries

On March 25, 2025, one of the Company’s subsidiaries, AEG MH02, entered into a Share Purchase Agreement with Alternus Energy Group Plc, a related party, for the sale of the entire issued share capital of Alt Spain Holdco S.l.u., including all of its subsidiaries: ALT Spain 03, S.L.U., ALT Spain 04, S.L.U. and New Frog Projects SL, for a total consideration of €10. In accordance with ASC 360, the Company removed the net assets of the disposal group and recognized a gain of $3.5 million upon closing the sale in March 2025, of which $0.6 million were costs associated with the sale. The sale of the Company’s Spanish subsidiaries did not represent a discontinued operation because management continues to pursue clean energy investment and development opportunities in Spain and Europe and does not view the sale as a strategic shift for the Company.

The major classes of assets and liabilities transferred on March 25, 2025 in the sale of the Company’s subsidiaries and the resulting gain recorded during the three month period ended March 31, 2025 are shown below:

As of
March 25,
Spain	2025
(in thousands)

Assets:
Other current assets	$36
Total assets sold	$36

Liabilities:
Accounts payable	$196
Short secured debt	2,773
Operating leases, current liabilities	29
Other current liabilities	203
Operating leases, non-current liabilities	423
Total liabilities sold	$3,624

Net (gain)/loss on sale of net assets	$(3,588)

14. Shareholders’ Equity

Common Stock

As of March 31, 2026 and  December 31, 2025 the Company had a total of 2 billion shares of common stock authorized with 724,658 common shares issued and outstanding.

Reverse Stock Splits

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

All share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect both the 2024 Reverse Stock Split and the Sept 2025 Reverse Stock Split for all periods presented.

Common Stock Issuances

There were no common stock issuances during the three months ended March 31, 2026.

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had a total of 1,000,000 shares of preferred stock authorized. As of December 31, 2025, there were 60,000 shares of Series A Super Voting Preferred Stock (the “Series A”), 21,150 shares of Series B Convertible Preferred Stock (the "Series B") and 3,150 shares of Series C Convertible Preferred Stock (the "Series C") issued and outstanding.  As of March 31, 2026, there were 60,000 shares of Series A, 21,150 shares of Series B, 5,775 shares of Series C, 9,733 shares of Series D Convertible Preferred Stock (the "Series D"), and 684 shares of Series E Convertible Preferred Stock ("Series E") issued and outstanding.

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

Series B Convertible Preferred Stock

Each share of Series B has a par value of $0.0001 per share and a face value of $1,000 per share. The Series B has no stated maturity, is not entitled to receive dividends, and is not subject to any sinking fund.  The Series B is entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company pari passu with the Common Stock.  During the year ended  December 31, 2025, the Company issued an aggregate of 21,150 shares of Series B to Hover Energy LLC as part of the EverOn Joint Venture (See Note 5).  The terms of the Series B are set forth in detail below and in the Certificate of Designation of Series B, filed as part of the Company’s current report on Form 8K filed on October 6, 2025.

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

Series C Convertible Preferred Stock

Each share of Series C shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after one year from the issuance date. The Conversion Price is $0.10 per share, subject to adjustment in accordance with the Certificate of Designation. As of  December 31, 2025, the Company had issued an aggregate of 3,150 shares of Series C to two accredited debt holders.  During the three months ended  March 31, 2026, the Company issued an aggregate of 2,625 shares of Series C to six accredited investors. The terms of the Series C are set forth in detail below and in the Certificate of Designation of Series C, filed as part of the Company’s current report on Form 8K filed on March 9, 2026.

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

    Series D Convertible Preferred Stock:

On March 27, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series D Convertible Preferred Stock and describing the rights, obligations and privileges of the Series D. Concurrently, the Company issued 2,150 shares of Series D to an accredited investor for a purchase price of $1,000,000 (net proceeds of $900,000 after issuance costs) and on March 31, 2026 the Company issued 7,583 shares to an accredited debt holder. The following description of the Series D does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as as part of the Company’s current report on Form 8K filed on April 2, 2026.

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

March 27, 2026 Series D Subscription Agreement:

On March 27, 2026 the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain third party accredited investor (the “Purchaser”) pursuant to which the Company sold in a private placement (the “Offering”) an aggregate of 2,150 shares of the Company’s Series D Convertible Preferred Stock, convertible into the Company’s common stock, par value $0.0001 per share (the “Shares”) to the Purchaser. The aggregate gross proceeds to the Company were $1,000,000, all of which were transferred on March 27, 2026. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.  Simultaneously with the March 27, 2026 Subscription Agreement, the Company also entered into a Put Option Agreement with the Purchaser, pursuant to which the Purchaser has the right, for a period beginning on the date that Company raises a minimum of $8 million through an equity capital raise and ending on the one year anniversary of the March 27, 2026 closing date (i.e., ending March 27, 2027), to require the Company to repurchase up to a maximum of 1,150 Series D shares at a price of $1,000 per Series D share repurchased.

Because the 1,150 shares of Series D underlying this Put Option were considered to have conditions outside of the Company's control that may require the Company to repurchase or redeem these shares, the $451 of proceeds allocated to the shares have been included as temporary equity in the "mezzanine" section of the Company's Condensed Consolidated Balance Sheet between Liabilities and Shareholders' Equity.

      Series E Convertible Preferred Stock:

On March 31, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series E Convertible Preferred Stock and describing the rights, obligations and privileges of the Series E. Concurrently, the Company issued 684 shares of Series E to the Purchaser and debt holder on the same date, in book-entry form. The following description of the Series E does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as part of the Company’s current report on Form 8K filed on April 2, 2026.

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

Warrants

As of March 31, 2025, warrants to purchase up to 2,936,616 shares of common stock were issued and outstanding. These warrants were related to financing activities. During the three months ended March 31, 2025, the Company issued, 382 additional warrants to an accredited investor exercisable at $81.18 per share with a 5 year term; during the three months ended March 31, 2026, the Company did not issue any additional warrants. As of March 31, 2026, warrants to purchase up to 4,135,911 shares of common stock were issued and outstanding.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Warrants	Price	(Years)
Outstanding – January 1, 2025	2,936,234	$48.12	5.08
Issued during the period	382	81.18	-
Expired during the period	-	-	-
Outstanding – March 31, 2025	2,936,616	$48.13	4.83
Exercisable – March 31, 2025	2,936,616	$48.13	4.83

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Warrants	Price	(Years)
Outstanding – January 1, 2026	4,135,911	$34.42	6.05
Issued during the period	-	-	-
Expired during the period	-	-	-
Outstanding – March 31, 2026	4,135,911	$34.42	4.05
Exercisable – March 31, 2026	4,135,911	$34.42	4.05

2023 Equity Incentive Plan

As of December 31, 2025 and March 31, 2026, there were 11,200 shares of common stock available to be granted under the 2023 Equity Incentive Plan. As of December 31, 2025 and March 31, 2026 no shares were issued or outstanding under the 2023 Equity Incentive Plan.

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

15. Segment and Geographic Information

The Company has two reportable segments that consist of operations segmented by geographical region, United States Operations and European Operations. The Chief Operating Decision-Maker (CODM) is the CEO.

In evaluating financial performance, the CODM uses Adjusted EBITDA to assess segment performance and decide how to allocate resources. Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, and any one time non-operational costs or costs related to financing or capital transactions. The Company uses Adjusted EBITDA because management believes that it can be a useful financial metric in understanding the Company’s earnings from operations. Adjusted EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. The Company evaluates many of our capital expenditure decisions at a regional level. Accordingly, expenditures on property, plant and equipment and associated debt by segment are presented.

The following tables present information related to the Company’s reportable segments. The data has been presented to show the effect of discontinued operations for subsidiaries sold or deconsolidated.

	Three Months Ended
	March 31,
Net Income/(loss) by Segment	2026	2025
	(in thousands)
Europe	$(245)	$2,809
United States	(648)	(2,989)
Total for the period	$(892)	$(180)

	As of	Year Ended
	March 31,	December 31,
Assets by Segment	2026	2025
	(in thousands)
Europe
Other Assets	$12	$12
Total for Europe	$12	$12

United States
Intangible assets	$37,041	$37,518
Goodwill	$18,964	18,964
Other assets	881	550
Total for United States	$56,886	$57,032

	As of	Year Ended
	March 31,	December 31,
Liabilities by Segment	2026	2025
	(in thousands)
Europe – Continuing Operations
Debt	$1,150	$1,176
Other Liabilities	$1,082	1,076
Total for Europe – Continuing Operations	$2,232	$2,252

United States – Continuing Operations
Debt	$6,347	$14,885
Other Liabilities	$17,186	16,886
Total for United States – Continuing Operations	$23,533	$31,771

	Three Months Ended
	March 31,
Adjusted EBITDA by Segment	2026	2025
	(in thousands)
Europe	$(211)	$(426)
US	(1,110)	(1,029)
Total for the period	$(1,321)	$(1,455)

Below is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
Adjusted EBITDA Reconciliation to Net Loss	2026	2025
	(in thousands)
Europe
Adjusted EBITDA	$(211)	$(426)
Depreciation, amortization, and accretion	-	-
Interest expense	(34)	(354)
Gain on sale of subsidiaries	-	$3,589
Net Income /(Loss)	$(245)	$2,809

US
Adjusted EBITDA	$(1,110)	$(1,029)
Depreciation, amortization, and accretion	(477)	(130)
Interest expense	(242)	(1,835)
Fair value movement of convertible notes	(2,363)	(806)
Fair value movement of warrants	-	811
Gain on settlement of debt	5,257	-
Issuance cost put option liability (Series D)	(6)
Loss on extinguishment of debt	(1,706)	-
Net Loss	$(648)	$(2,989)
Income Taxes	-	-
Consolidated Net Income / (Loss)	$(892)	$(180)

16. Income Tax Provision

The Company’s provision for income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the three months ended March 31, 2026, and 0.0%, respectively, for the same period in the prior year, as it maintains a full valuation allowance against its net deferred tax assets.

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

17. Related Party

The following is a summary of transactions since January 1, 2025 to which we have been a party, in which the amount involved exceeded $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described the sections titled “Executive Compensation” and “Non-Employee Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

AEG:

Alternus Energy Group Plc (“AEG”) was a 14.7% shareholder as of December 31, 2025 and March 31, 2026.

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

Specifically during the three month period ended March 31, 2025, the Company issued 3,239 shares to AEG and its affiliates having a fair value of $0.4 million at time of issuance.

Hover:

             On September 30, 2025 we entered into a joint venture operating agreement with Hover Energy LLC (“Hover”) pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV. See Note 5 for more details.  As of  December 31, 2025 and March 31, 2026, Hover was a 4.3% common shareholder and held 21,150 shares of Series B Convertible Preferred Stock. See Note 14 for the terms and conditions of the Series B Convertible Preferred Stock.

On March 24, 2026, the Company transferred its 51% membership interest in the JV to its wholly owned subsidiary, Alt Alliance LLC.

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

On February 13, 2026, David Farrell resigned as Chief Commercial Officer of the Company, effective immediately.

On March 3, 2026, we entered into subscription agreements with certain accredited investors, of which Nicholas Parker, one of our directors, was one, pursuant to which Mr. Parker invested $50,000 and in consideration was issued a $62,500 promissory note on identical terms as the other investors and was issued a pro rata portion, equal to 125 shares, of Series C Convertible Preferred Stock.  See Note 14 for the terms and conditions of the Series C Convertible Preferred Stock.

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

	Three Months Ended
	March 31,
Director’s remuneration	2026	2025
	(in thousands)
Remuneration in respect of services as directors	$143	$135
Remuneration in respect to long-term incentive schemes – restricted shares	-	-
Total	$143	$135

18. Subsequent Events

Management has evaluated subsequent events that occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended March 31, 2026, except as disclosed below.

On April 21, 2026, the Company closed an additional EUR200,000 (approximately $235,000) investment pursuant to the terms of the private placement 20% OID secured promissory notes offering that closed on March 3, 2026, and issued 240 shares of Series C, valued at $709.00 per share, and issued a EUR250,000 (approximately $293,000) Note to the accredited investor.  In June of 2026, the Company received the remaining $200,000 due pursuant to the March 3, 2026 private placement offering.

On June 16, 2026, the Company's Board of Directors and Vincent Browne, as the stockholder holding a majority of the voting stock, approved an amendment to our Certificate of Incorporation to change our corporate name to Aedis Energy Inc.  This name change is in process and has not gone effective as of the date of this Quarterly Report.

Management entered into a term sheet on June 3, 2026 with institutional investors providing for two tranches of preferred equity financing of up to $20.0 million before transaction costs. Funding of each tranche remains subject to various conditions precedent, including receipt of certain governmental and regulatory approvals that are outside the Company's control.  In addition, the Company also entered into a preliminary term sheet on June 3, 2026 for an equity line of credit (“ELOC”) facility providing for up to $50.0 million of capital at the Company’s option over the following three years. The proposed facilities remains subject to negotiation and execution of definitive agreements, satisfaction of customary closing conditions and other requirements.

Purchase Agreement

On June 30, 2026, the Company entered into a purchase agreement (the “Subscription Agreement”) with a certain accredited investor (the “Purchaser”) pursuant to which the Company sold in a private placement (the “Offering”), an unsecured 20% original issue discount secured promissory note with an aggregate principal amount of $1,250,000 (the “Note”). The Subscription Agreement also provided for the issuance of an aggregate of 750 shares of the Company’s Series F Convertible Preferred Stock, convertible into the Company’s common stock, par value $0.0001 per share (the “Series F”) to the Purchaser.

The transaction closed on June 30, 2026 and the aggregate gross proceeds to the Company were $1 million.  The Company intends to use the net proceeds for working capital and other general corporate purposes.

Original Issue Discount Secured Promissory Note

The Note was issued with an original issue discount of 20%. No interest shall accrue on the Note. The Note matures on December 29, 2026.

The Note contain certain Events of Default, including but not limited to (i) the Company’s failure to pay any amount of principal or other amounts due under the Note, (ii) commencement of bankruptcy proceedings, (iii) a future default under any existing Company indebtedness greater than $100 thousand, or (iv) any breach or failure to comply with any provision of the Note if it remains uncured for 5 days. Upon the occurrence of any Event of Default and at any time thereafter, the Purchaser shall have the right to exercise all of the remedies under the Note

Series F Convertible Preferred Stock

The Board declared the formation of an aggregate of up to 15,750 shares of Series F. The Company has filed a certificate of designation with the Secretary of State of the State of Delaware therein establishing the Series F and describing the rights, obligations and privileges of the Series F. Concurrently, the Company issued 750 shares of Series F to the Purchaser, in book-entry form. The following description of the Series F does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as an Exhibit to this Report and is incorporated herein by reference.

General. The Series F consists of a total of 15,750 shares authorized and 750 shares issued as of the date of this Report. Each share of Series F has a par value of $0.0001 per share and a value of $1,000 per share. The Series F is not subject to any sinking fund.

Automatic Conversion. Each share of Series F shall automatically convert 1 trading day prior to the Company’s shares of Common Stock uplisting to a national stock exchange (the “Uplist”), and each share of Series F shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the closing price of the Company’s Common Stock on the last trading day prior to the date of Uplist.

Maturity Date.  The Series F has a stated maturity date of December 31, 2026; if no Uplist occurs by December 31, 2026, the Series F Convertible Preferred shall be cancelled and the Holder shall have no rights and the Company has no further obligations to the Holder.

Restriction on Conversion. In no event shall the Holder have the right or the Company be required to convert, as applicable, shares of Series F if as a result of such conversion the aggregate number of shares of Common Stock beneficially owned by such Holder and its Affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the shareholder for purposes of Section 13(d) of the 1934 Act, would exceed 9.99% of the outstanding shares of the Common Stock following such conversion.

Voting Rights. The holders of Series F hold no voting rights. However, the Company shall not, without the prior written consent of the holders of a majority of the then outstanding shares of Series F Convertible Preferred, (i) amend, alter, or repeal any provision of this Certificate of Designation or the Certificate of Incorporation in a manner that adversely affects the rights, preferences, or privileges of the Series F Convertible Preferred, (ii) create or authorize any additional class or series of capital stock that ranks senior to or pari passu with the Series F Convertible Preferred, (iii) increase or decrease the authorized number of shares of Series F Convertible Preferred, (iv) effect any merger, consolidation, or sale of all or substantially all of the Company's assets, or (v) declare or pay any dividends on Common Stock.

Dividend Rights. The holders of Series F will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series F shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company only after the Series B, C, D and E convertible preferred stock holders and after the Common Stockholders

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2025. In addition to historically consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.

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

The Company's primary commercial vehicle is EverOn Energy, a joint venture formed with Hover Energy LLC, through which it develops and will operate Wind Powered Microgrids™ for Blue-Chip Clients across four high-value verticals: big box retail, real estate, education, and manufacturing. Customers receive energy under long-term, 25-year Energy-as-a-Service ("EaaS") contracts at rates at or below what they currently pay to their grid provider, with no upfront capital expenditure required. This model is designed to deliver immediate and measurable cost savings to customers while generating stable, long-term recurring revenues for the Company.

Based on our current operating plan, which assumes successful conversion of a significant portion of our existing sales pipeline and additional financing, management currently believes the Company could achieve EBITDA profitability during 2028. These expectations involve significant assumptions and uncertainties, including execution of customer contracts, timing of deployments, customer adoption rates and availability of financing.

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

The geopolitical situation in Eastern Europe intensified on February 24, 2022 with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus, Poland, Romania) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. The Company has seen fluctuations in energy rates due to inflation, increased interest rates, and other macro-economic factors

Known trends or Uncertainties

The Company has a working capital deficiency and increasing accumulated deficits. Management has determined there is doubt about the Company’s ability to continue as a going concern if planned debt and/or equity financing transactions are not completed. Refer to Note 2 of the accompanying financial statements.

The Company is currently working on several plans to address the going concern issue. We are working with multiple global banks and funds to secure the necessary corporate and project-level financing to execute our transatlantic business plan.

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

This strategy builds on our foundation as an integrated independent power producer (IPP) with experience developing a portfolio of renewable energy assets across North America and Europe. By owning and operating long-term contracted energy projects, we generate stable, recurring income while unlocking lasting value for shareholders

With strong regulatory tailwinds and rapidly growing global demand for sustainable and reliable energy, Alternus is well positioned to scale as a more comprehensive energy provider, broadening our market reach, enhancing financial performance, and advancing our mission to power a cleaner, more resilient energy future.

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

Key Factors that Significantly Affect Company Results of Operations and Business

The Company expects the following factors will affect its results of operations – interest rates and inflation.

Interest Rates on Company Debt

Interest rates on the Company’s debt, that is not measured at fair value, are mostly variable for the full term of the debt at annual interest rates ranging from 9% to 25%.

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

Management believes renewable power has been one of the fastest growing sources of electricity generation globally over the past decade. The Company expects the renewable energy generation segment to continue to offer growth opportunities driven by:

●	The continued reduction in the cost of wind, solar and other renewable energy technologies, which the Company believes will lead to grid parity in an increasing number of markets;

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2025 and during the three months ended March 31, 2026, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

Foreign Exchange

The Company’s operating results are reported in United States (USD) Dollars. Some of the Company’s current expenses are generated in other currencies, including the Euro (EUR) and the Polish Zloty (PLN). This mix may continue to change in the future if the Company elects to alter the mix of its portfolio within its existing markets or elect to expand into new markets. In addition, the Company’s investments (including intercompany loans) and some of its debt in foreign countries are exposed to foreign currency fluctuations. As a result, the Company expects expenses will be exposed to foreign exchange fluctuations in local currencies. To the extent the Company does not hedge these exposures, fluctuations in foreign exchange rates could negatively impact profitability and financial position.

Key Metrics

Operating Metrics

The Company regularly reviews several operating metrics to evaluate its performance, identify trends affecting its business, formulate financial projections and make certain strategic decisions.

Consolidated Results of Operations

The following table illustrates the consolidated results of continuing operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenues	$-	$-

Operating Expenses
Selling, general and administrative	(1,321)	(1,490)
Depreciation, amortization, and accretion	(477)	(130)
Gain on sale of subsidiaries	-	3,589
Total operating income/ (expenses)	(1,798)	1,969

Income/(loss) from operations	(1,798)	1,969

Other income (expense):
Interest expense	(276)	(2,190)
Fair value movement of convertible notes	(2,363)	806
Fair value movement of warrants	-	(811)
Gain on settlement of debt	5,257	-
Loss on extinguishment of debt	(1,706)	-
Issuance cost put option liability (Series D)	(6)	-
Other income	-	46
Total other expenses	906	(2,149)
Loss before provision for income taxes	(892)	(180)
Income taxes	-	-
Net loss for the period	$(892)	$(180)
Net loss attributable to noncontrolling interest	(812)	-
Net loss attributable to common stock	$(80)	$(180)

Basic & diluted earnings/(loss) per share of common stock:
Total loss per share of common stock, basic and diluted	$(0.11)	$(4.28)
Weighted-average common stock outstanding, basic & diluted	724,658	42,020

Comprehensive income / (loss):
Net loss	(892)	(180)
Foreign currency translation adjustment	23	(536)
Comprehensive income/(loss)	$(869)	$(716)
Comprehensive loss attributable to noncontrolling interest	(812)	-
Comprehensive loss attributable to Alternus	(57)	(716)

Three Months Ended March 31, 2026 compared to March 31, 2025.

The Company currently has no revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Selling, general and administrative	1,321	1,490	(169)	(11)%
Total	$1,321	$1,490	$(169)	(11)%

Selling, general and administrative expenses decreased $0.2 million for the three months ended March 31, 2026 compared to the same period in 2025. The majority of this decrease was from a decrease in cash compensation and other employee-related costs resulting from the Company's continued efforts to resize its operations after the sale or disposal of non-core assets and operations.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$477	$130	347	267%
Total for the period	$477	$130	$347	267%

Depreciation and amortization and accretion expense increased by $347,000 for the three months ended March 31, 2026 compared to the same period in 2025. This was primarily driven by the incremental amortization of the intangible assets acquired in the EverOn Energy LLC acquisition that closed on September 30, 2025.

Gain on Disposal of Assets

	Three Months Ended March 31,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Gain on sale of subsidiaries	$-	$3,589	(3,589)	(100)%
Total for period	$-	$3,589	$(3,589)	(100)%

On March 25, 2025, the Company sold its subsidiaries in Spain to AEG, a related party. There were no costs incurred to complete the transaction. As a result of the Transaction, the Company recorded a gain on the sale of $3.5 million and removed approximately $3.6 million in debt and payables related to MH02’s activities (See Note 13). There were no transactions resulting in a gain or loss from the sale of subsidiaries during the three month period ended March 31, 2026.

Interest Expense, Other Income, and Other Expense

	Three Months Ended March 31,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Interest expense	$(276)	$(2,190)	1,914	(87)%
Fair value movement of convertible notes	(2,363)	806	(3,169)	(393)%
Fair value movement of warrants	-	(811)	811	(100)%
Gain on settlement of debt	5,257	-	5,257	100%
Loss on extinguishment of debt	(1,706)	-	(1,706)	100%
Issuance cost put option liability (Series D)	(6)		(6)	100%
Other income	-	46	(46)	(100)%
Total for period	$906	$(2,149)	$3,055	(142)%

Total interest expense, other income, and other expense decreased by approximately $3.1 million for the three months ended March 31, 2026 compared to the same period in 2025. The primary drivers for the change in the respective periods was a $2.2 million increase in financing expenses associated with fair value movement and losses on debt restructuring, offset by the effect of a one time gain of $5.3 million on the settlement of certain of the Company's OID Convertible Notes (see Note 10).  The overall decrease is consistent with management's continued efforts to deleverage the Company through the issuance of preferred equity.

Movement in Interest Expense

	Three Months Ended March 31,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Interest charged on debt	$(226)	$(790)	$(564)	71%
Amortization of debt discount	(50)	(1,400)	(1,350)	96%
Total interest expense for period	$(276)	$(2,190)	$(1,914)	87%

The decrease in interest expense for the three months ended March 31, 2026, when compared to the same period in 2025 resulted primarily from debt modifications in 2025 which led to the reclassification of OID Convertible Notes from debt carried net of OID (with the OID amortized to interest expense over the debt term) to debt or OID Convertible Notes that were accounted for using the fair value option permitted by ASC 825. Following the fair value election as of July 1, 2025, there was no longer interest expense relating to OID amortization. Rather, the periodic changes in the carrying value of associated OID Convertible Notes is reflected in the fair value movement of convertible notes in the Company consolidated statement of operations in periods following the change.

Net Loss

Net loss for continuing operations increased by $0.7 million for the three months ended March 31, 2026 compared to the same period in 2025. The increased loss was primarily driven by increased amortization expense of $0.3 million resulting from amortization of intangible assets acquired in the September 2025 acquisition of Everon and a $0.4 million increase in expenses due to the movement in fair value of Company's debt and other financial instruments (i.e., those carried at fair value). The 2025 gain on the sale of the Company's Spanish subsidiaries of $3.6 million was offset entirely by a $3.6 million net effect (i.e., $5.3 million gain on settlement offset by $1.7 million loss on extinguishment) of gains and losses resulting from the Company's financing modification or restructuring efforts.

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of March 31, 2026 and December 31, 2025:

	As of	As of
	March 31,	December 31,
	2026	2025
	(in thousands)
Convertibles measures at fair market value	$732	$9,900
Convertible and non convertible other debt	7,072	6,161
Total debt	7,804	16,061
Less current maturities	(7,804)	(16,061)
Long term debt, net of current maturities	$-	$-

Current Maturities	$7,804	$16,061
Debt discount	(306)	-
Current Maturities net of debt discount	$7,498	$16,061
Long-term maturities net of debt discount	$-	$-

	As of	As of
	March 31,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$363	$32

Liquidity Position

As discussed in Note 2 to the consolidated financial statements, we have experienced recurring operating losses, generated negative cash flows from operations and have limited cash resources as of March 31, 2026, which, together with our current level of indebtedness, represent the existence of conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report, without additional financing.

In response to these conditions, over the past year, management has continued to pursue various actions to improve the Company’s financial position, such as making sustainable reductions of selling, general and administrative costs (excluding stock compensation costs) and taking positive actions to reduce the Company's overall level of convertible and other debt obligations. The Company also completed the acquisition of EverOn, valued at $56.5 million on September 30, 2025. As a result of these activities, Shareholders’ Equity attributable to Alternus Clean Energy Inc. has continued to increase to $11.9 million as of March 31, 2026 from $3.4 million as of December 31, 2025.

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

While we believe these financing initiatives, if successfully completed, would provide a significant source of additional liquidity, the transactions have not been completed as of the date of this filing and remain subject to uncertainties that are outside of our control. Accordingly, management cannot conclude that the successful completion of these transactions is probable at this time, and, therefore, these plans do not alleviate the substantial doubt regarding the Company's ability to continue as a going concern

Financing Activities

We have historically financed our operations through a combination of debt and equity financings. During the three months ended March 31, 2026, management continued to focus on strengthening the Company's capital structure while providing sufficient liquidity to fund operations and strategic initiatives.

During the first quarter of 2026, we continued to manage and, where appropriate, refinance or restructure certain outstanding indebtedness. In addition, we have continued to utilize convertible debt and other financing arrangements to provide working capital, while also pursuing longer-term capital raising initiatives intended to support future growth and improve financial flexibility.

As discussed in the accompanying notes to the condensed consolidated financial statements, the Company's financing arrangements include various promissory notes, convertible notes and other debt obligations with differing maturities, interest rates and conversion features. During the period, we have continued to evaluate opportunities to simplify the Company's capital structure through debt repayments, conversions, restructurings and other strategic financing transactions.

Management believes that successfully executing these financing initiatives remains critical to supporting our operating plans, funding strategic investments and meeting its near-term liquidity requirements. Additional information regarding our debt, equity financing activities and related transactions is included in the notes to the condensed consolidated financial statements. A summary of significant financing activities that have occurred since December 31, 2025 are as follows:

●

On March 3, 2026, the Company completed a private placement consisting of secured promissory notes with an aggregate principal amount of $1.25 million issued at a 20% original issue discount, together with shares of Series C Convertible Preferred Stock. The financing generated aggregate gross proceeds of $1.0 million, of which $600,000 was funded during the first quarter, with the remaining commitments subject to specified financing milestones. The proceeds are intended to be used for working capital and general corporate purposes.

●

On March 27, 2026, the Company completed an additional private placement of Series D Convertible Preferred Stock that generated gross proceeds of $1.0 million. In connection with the financing, the Company entered into a contingent put option agreement that, upon the satisfaction of specified future financing conditions, provides the investor with the right to require the Company to repurchase a portion of the Series D Preferred Stock during a defined period. Additional information regarding the terms of the preferred stock and related put option is included in the notes to the condensed consolidated financial statements.

●

Subsequent to quarter end, on April 21, 2026, the Company completed an additional €200,000 (approximately $235,000) investment pursuant to the March 3, 2026 private placement 20% OID secured promissory notes and Series C Convertible Preferred Stock offering.

Cash Flow Discussion

The Company uses traditional measures of cash flows, including net cash flows from operating activities, investing activities and financing activities to evaluate its periodic cash flow results.

For the Three Months Ended March 31, 2026 compared to March 31, 2025

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended
	March 31,
			Change
	2026	2025	($)
	(in thousands)
Net cash provided by/(used in) operating activities	(1,169)	(552)	(617)

Net cash provided by/(used in) investing activities	-	-	-

Net cash provided by/(used in) financing activities	1,500	471	1,029

Effect of exchange rate on cash	-	1	(1)

Net Cash Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 compared to 2025 increased by $0.6 million. This increase was mainly due to the Company's ability to raise more funds from debt and equity financing during the period, allowing the Company to settle more of its operating accounts and other payables in cash during the period when compared to the three months ended March 31, 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was zero for the three months ended March 31, 2026 and 2025 because the Company did not pursue cash investments in either period. Given cash constraints, the Company has recently used equity to execute business or asset acquisition activities.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the three months ended March 31, 2026 compared to 2025 increased by $1.0 million relating to i) $0.6 million of cash received in the March 3, 2026 private placement of 20% OID secured promissory notes, and ii) $0.9 million of net proceeds from the March 27, 2026 sale of Series D to an accredited investor (refer to Notes 10 and 14 for additional details).

Critical Accounting Estimates

In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2025 Annual Report on Form 10-K. The accounting principles used in preparing our consolidated financial statements conform in all material respects to GAAP.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2024 Sunrise Development LLC (“Sunrise”) requested a hearing be scheduled in binding arbitration against the Company, two of its former indirect wholly owned subsidiaries, ALT US 03 and ALT US 04, and a related party, Alternus Energy Group PLC (“AEG”), to be conducted in Minneapolis, MN in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the “AAA”), claiming that approximately $5 million is due and owed to Sunrise pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees and interest. On or about February 6, 2025, the Company entered into a second set of settlement terms with Sunrise, pursuant to which the Company agreed to make certain monthly payments to Sunrise, related to amounts allegedly owed by one of the Company’s former subsidiaries pursuant to a share purchase agreement, and in exchange Sunrise dismissed its arbitration case against the Company. As of March 10, 2025, the Company breached its payment obligations under the settlement terms, and on June 18, 2025 an arbitration award of $5.7 million was granted to Sunrise. The Company has accrued a liability for this loss contingency in the amount of approximately $5.7 million in other payables in the financial statements. The parties are currently in further settlement discussions and have reached a tentative agreement in principle to a payment plan which is conditional on an equity funding.

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

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. On July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The Company has accrued a liability for this loss contingency in the amount of approximately $2.1 million which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. The parties are currently in further settlement discussions.

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

On May 30, 2024, the Company was served a complaint filed in the Circuit Court for Fairfax County, Virginia, by Morgan Franklin Consulting LLC ("MF"), claiming $276,796 is due and owed to MF pursuant to a Master Services Agreement by and among the parties. In October of 2024, MF and the Company entered into a settlement agreement for the contractual amount owed for services rendered through the payment of twelve equal monthly installments commencing immediately, but the Company failed to make any payments. On September 22, 2025, the Court granted summary judgment to MF for the amount claimed as owed. Subsequently, on February 6, 2026 the Court granted MF's motion for late fees in the amount of $153,949. The Company has accrued a liability for this loss contingency in the amount of approximately $430,746, which represents the contractual amount owed plus late fees. The parties are currently in payment plan discussions.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2026 to the risk factors that were included in Form 10-K.

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

On April 24, 2025 the Company issued an additional 50,000 shares of Series A Super Voting Preferred Stock to Mr. Browne

.

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

On June 30, 2026 the Company issued 750 shares of Series F Convertible Preferred Stock to an accredited third party investor, valued at $1,000 per share.

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

3.6	Certificate of Designation of Series C Convertible Preferred Stock, dated March 3, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
3.7	Certificate of Designation of Series D Convertible Preferred Stock, dated April 2, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 27, 2026)
3.8	Certificate of Designation of Series E Convertible Preferred Stock, dated April 2, 2026 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 27, 2026)
3.9*	Certificate of Designation of Series F Convertible Preferred Stock, dated June 30, 2026
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

4.8	Form of Note (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
4.9*	Form of Note issued June 30, 2026
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

10.15	Form of Securities Purchase Agreement dated March 3, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
10.16	Form of Pledge Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
10.17*	Form of Note Purchase Agreement dated June 30, 2026
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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

Date: July 17, 2026	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 3, 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	July 17, 2026
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	July 17, 2026
Aaron T. Ratner

/s/ Nicholas Parker	Director	July 17, 2026
Nicholas Parker

/s/ Tone Bjornov	Director	July 17, 2026
Tone Bjornov

/s/ Rolf Wikborg	Director	July 17, 2026
Rolf Wikborg

/s/ John Thomas	Director	July 17, 2026
John Thomas