Form 10-Q
period 2026-06-30
Alternus Clean Energy, Inc.
filed 2026-08-14
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of August 14, 2026, the registrant had a total of 724,658 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$1,072	$32
Taxes recoverable	12	12
Total Current Assets	1,084	44

Intangible assets, net	36,572	37,518
Goodwill	18,964	18,964
Long-term prepaid expenses	518	518
Total Assets	$57,138	$57,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (includes $3,893 and $2,712 related party, respectively)	$7,744	$6,621
Accrued liabilities	3,966	3,779
Convertible and other notes measured at fair value	2,098	9,900
Term loans and promissory notes, net of debt discount	7,159	6,161
Other payables (includes $1,420 payable to related party)	7,561	7,561
Put Option Liability (Series D)	62	-
Total Current Liabilities	28,590	34,022

Total Liabilities	28,590	34,022

Temporary Equity
Series D Convertible Preferred stock subject to Put Option	451	-

Shareholders’ Equity
Series A Convertible Preferred stock, $0.0001 par value, 60,000 authorized as of June 30, 2026 and December 31, 2025 respectively. 60,000 issued and outstanding as of June 30, 2026 and December 31, 2025 respectively.	60	60
Series B Convertible Preferred stock, $0.0001 par value, 21,150 authorized as of June 30, 2026 and December 31, 2025 respectively. 21,150 issued and outstanding as of June 30, 2026 and December 31, 2025.	42,920	42,920
Series C Convertible Preferred stock, $0.0001 par value, 12,000 authorized as of June 30, 2026 and December 31, 2025. 6,015 issued and outstanding as of June 30, 2026 and 3,150 issued as at December 31, 2025 respectively.	4,692	2,831
Series D Convertible Preferred stock, $0.0001 par value, 20,000 authorized as of June 30, 2026. 9,733 issued and outstanding as of June 30, 2026 and zero as at December 31, 2025.	6,148	-
Series E Convertible Preferred stock, $0.0001 par value, 20,000 authorized as of June 30, 2026. 684 issued and outstanding as of June 30, 2026 and zero as at December 31, 2025.	519	-
Series F Convertible Preferred stock, $0.0001 par value, 15,750 authorized as of June 30, 2026. 750 issued and outstanding as of June 30, 2026 and zero as at December 31, 2025.	-	-
Common stock, $0.0001 par value, 2 billion authorized as of June 30, 2026 and December 31, 2025. 724,658 issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Additional paid in capital	33,712	33,712
Foreign currency translation reserve	(2,448)	(2,473)
Accumulated deficit	(75,476)	(73,619)
Shareholders’ Equity attributable to Alternus Clean Energy, Inc.	10,127	3,431
Noncontrolling interest	17,970	19,591
Total Shareholders’ Equity	28,097	23,022
Total Liabilities and Shareholders' Equity	$57,138	$57,044

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	(1,539)	(3,689)	(2,860)	(5,179)
Depreciation, amortization, and accretion	(469)	-	(946)	(130)
Gain on sale of subsidiaries	-	11,924	-	15,513
Total operating income/ (expenses)	(2,008)	8,235	(3,806)	10,204

Income/(loss) from operations	(2,008)	8,235	(3,806)	10,204

Other income/(expense):
Interest expense	(384)	(1,250)	(660)	(3,440)
Fair value movement of convertible notes	(139)	(882)	(2,502)	(887)
Fair value movement of warrants	-	162	-	162
Gain on settlement of debt	-	-	5,257	-
Loss on extinguishment of debt	(25)	-	(1,731)	-
Issuance cost put option liability (Series D)	-	-	(6)	-
Debt restructuring costs	-	(753)	-	(753)
Other expense	(31)	(232)	(31)	(232)
Other income	-	(46)	-	-
Total other income/(expenses)	(579)	(3,001)	327	(5,150)
Income/(loss) before provision for income taxes	(2,587)	5,234	(3,479)	5,054
Income taxes	-	-	-	-
Net income/(loss) for the period	$(2,587)	$5,234	$(3,479)	$5,054
Net loss attributable to noncontrolling interest	(809)	-	(1,621)	-
Net income/(loss) attributable to common stock	$(1,778)	$5,234	$(1,858)	$5,054

Basic & diluted loss per share of common stock:
Total income/(loss) per share of common stock, basic	$(2.45)	$10.95	$(2.56)	$19.16
Total income/(loss) per share of common stock, diluted	(2.45)	7.12	(2.56)	19.10
Weighted-average common stock outstanding, basic	724,658	477,867	724,658	263,732
Weighted-average common stock outstanding, diluted	724,658	944,154	724,658	264,558

Comprehensive income/(loss)
Net income/(loss)	(2,587)	5,234	(3,479)	5,054
Foreign currency translation adjustment	2	731	25	195
Comprehensive income/(loss)	(2,585)	5,965	(3,454)	5,249
Comprehensive loss attributable to noncontrolling interest	(809)	-	(1,621)	-
Comprehensive income/(loss) attributable to Alternus	(1,776)	5,965	(1,833)	5,249

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at March 31, 2025	10,000	$60	50,741	$-	$39,108	$(3,215)	$(67,313)	$(31,360)	$-	$(31,360)
Stock Compensation	-	-	262,500	-	2,100	-	-	2,100	-	2,100
Common shares issued to related party	-	-	201,600	-	1,417	-	-	1,417	-	1,417
Common shares issued to third party for services	-	-	33,750	-	271	-	-	271	-	271
Common shares issued under 3a(10) settlement	-	-	20,000	-	172	-	-	172	-	172
Common shares issued for debt issuance costs	-	-	31,250	-	250	-	-	250	-	250
Common shares returned on recission of Liion acquisition	-	-	(1,250)	-	(10)	-	-	(10)	-	(10)
Common shares issued for conversion of debt	-	-	29,500	-	58	-	-	58	-	58
Issuance of Series A Preferred shares to Officer	50,000	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	0	-	-	731	-	731	-	731
Net Loss	-	-	-	-	-	-	5,234	5,234	-	5,234
Balance at June 30, 2025	60,000	$60	628,092	$-	$43,367	$(2,484)	$(62,079)	$(21,136)	$-	$(21,136)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at March 31, 2026	96,192	$54,339	724,658	$-	$33,712	$(2,450)	$(73,699)	$11,902	$18,779	$30,681
Series C convertible preferred shares issued for new debt	240	-						-	-	-
Series F convertible preferred shares issued for new debt	750	-						-	-	-
Foreign currency translation adjustment	-	-	-	-	-	2	-	2	-	2
Net loss in period	-	-	-	-	-	-	(1,778)	(1,778)	(809)	(2,587)
Balance at June 30, 2026	97,182	$54,339	724,658	$-	$33,712	$(2,448)	$(75,476)	$10,127	$17,970	$28,097

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at January 1, 2025	-	$-	25,189	$-	$35,927	$(2,679)	$(67,133)	$(33,885)	$-	$(33,885)
Common shares issued for conversion of debt	-	-	44,184	-	2,261	-	-	2,261	-	2,261
Settlement of payables for common shares	-	-	3,239	-	415	-	-	415	-	415
Common shares issued for debt issuance costs	-	-	38,880	-	813	-	-	813	-	813
Stock compensation	-	-	262,500	-	2,100	-	-	2,100	-	2,100
Common shares issued to related party	-	-	201,600	-	1,417	-	-	1,417	-	1,417
Common shares issued to third party for services	-	-	33,750	-	271	-	-	271	-	271
Common shares issued under 3a(10) settlement	-	-	20,000	-	172	-	-	172	-	172
Common shares returned on recission of Liion acquisition	-	-	(1,250)	-	(10)	-	-	(10)	-	(10)
Issuance of Series A Preferred shares to Officer	60,000	60	-	-	-	-	-	60	-	60
Foreign currency translation adjustment	-	-	-	-	-	195	-	195	-	195
Net Loss	-	-	-	-	-	-	5,054	5,054	-	5,054
Balance at June 30, 2025	60,000	$60	628,092	$-	$43,367	$(2,484)	$(62,079)	$(21,136)	$-	$(21,136)

						Foreign		Shareholders
					Additional	Currency		Equity		Total
	Preferred Stock		Common Stock		Paid-In	Translation	Accumulated	Attributable	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	to Parent	Interest	Equity
Balance at January 1, 2026	84,300	$45,811	724,658	$-	$33,712	$(2,473)	$(73,619)	$3,431	$19,591	$23,022
Series C convertible preferred shares issued for debt restructuring	2,625	1,861						1,861	-	1,861
Series D convertible preferred shares issued for debt settlement	7,583	5,755	-	-	-	-	-	5,755	-	5,755
Series D convertible preferred shares issued for cash	1,000	393	-	-	-	-	-	393	-	393
Series E convertible preferred shares issued for debt settlement	684	519	-	-	-	-	-	519	-	519
Series C convertible preferred shares issued for new debt	240	-	-	-	-	-	-	-	-	-
Series F convertible preferred shares issued for debt issuance costs	750	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	25		25	-	25
Net loss in period	-	-	-	-	-	-	(1,858)	(1,858)	(1,621)	(3,479)
Balance at June 30, 2026	97,182	$54,339	724,658	$-	$33,712	$(2,448)	$(75,476)	$10,127	$17,970	$28,097

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income/(loss)	$(1,858)	$5,054
Loss attributable to noncontrolling interest	(1,621)	-
	$(3,479)	$5,054
Adjustments to reconcile loss from continuing operations to net cash (used in) operations:
Depreciation, amortization and accretion	946	130
Amortization of debt discount	227	1,837
Stock compensation costs	-	1,934
Share-based compensation to third parties	-	443
Gain on foreign currency exchange rates	(26)	(495)
Fair value movement of convertible debt	2,502	887
Fair value movement in warrant liability	-	(162)
Gain on debt settlement	(5,257)	-
Loss on debt extinguishment	1,731	-
Debt restructuring costs	-	753
Issuance cost of put option liability with Series D convertible preferred shares	6	-
Gain on disposal of subsidiaries	-	(15,513)
Changes in assets and liabilities, net of effects of acquisitions:
Prepaid expenses and other assets	-	100
Accounts payable	1,126	1,152
Accrued liabilities	334	1,828
Payable to related party	-	204
Net Cash Used in Operating Activities	$(1,891)	$(1,848)

Cash Flows from Investing Activities:
Net Cash provided by/(used in) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Proceeds from debt	2,031	1,716
Payments of debt principal	-	(21)
Net cash proceeds from issuance of Series D convertible preferred shares	900	-
Net Cash provided by Financing Activities	$2,931	$1,695

Effect of exchange rate on cash	-	1
Net increase/(decrease) in cash and cash equivalents	$1,040	$(151)
Cash and cash equivalents beginning of the year	32	161
Cash and cash equivalents end of the period	$1,072	$10

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SUPPLEMENTAL STATEMENTS OF CASH FLOW

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

Supplemental Cash Flow Disclosure
Cash paid during the period for:
Interest (net of capitalized interest of $0 and $568 respectively)	$-	$-
Taxes	-	-

Non-cash investing and financing activities:
Common shares issued for conversion of debt	$-	$2,261
Common shares issued for settlement of debt	-	415
Common shares issued for debt issuance costs	-	814
Shares issued for stock compensation to third parties	-	230
Fair value of Series C Convertible Preferred shares issued for settlement of liabilities	1,861	-
Fair value of Series D Convertible Preferred shares issued for settlement of liabilities	5,755	-
Fair value of Series E Convertible Preferred shares issued for settlement of liabilities	519	-

See accompanying notes to unaudited condensed consolidated financial statements.

ALTERNUS CLEAN ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Formation

Alternus Clean Energy, Inc. (the “Company”) was incorporated in Delaware on May 14, 2021 and was originally known as Clean Earth Acquisitions Corp. (“Clean Earth”).

           The Company consummated a business combination with Clean Earth in December of 2023 and simultaneously changed its name to Alternus Clean Energy, Inc.

On June 16, 2026, the Company's Board of Directors and Vincent Browne, as the stockholder holding a majority of the voting stock, approved an amendment to our Certificate of Incorporation to change our corporate name to Aedis Energy Inc.  This name change is in process and has not gone effective as of the date of this Quarterly Report.

The Company is a holding company that operates through the following 8 subsidiaries as of June 30, 2026:

	Principal	Date Acquired /		Country of
Subsidiary	Activity	Established	ALTN Ownership	Operations
Alternus Europe Limited f/k/a AEG JD 03 Limited	Holding Company	21 March 2022	Alternus Lux 01 S.a.r.l.	Ireland
Alternus LUX 01 S.a.r.l.	Holding Company	5 October 2022	Alternus Clean Energy, Inc.	Luxembourg
Alt Alliance LLC	Holding Company	September 2023	Alternus Clean Energy, Inc.	USA
AEG MH 04 Limited	Holding Company	16 January 2024	Alternus Lux 01 S.a.r.l.	Ireland
ALT POL HC 02 sp. z.o.o.	Holding Company	20 January 2023	Alternus Europe Limited	Poland
ALANTEAN LLC	Joint Venture	10 April 2024	Alt Alliance LLC (51%)	USA
BESS LLC	Holding Company	10 December 2024	Alternus Clean Energy, Inc.	USA
EverOn Energy LLC	Joint Venture	24 March 2025	Alt Alliance LLC (51%)	USA

The Company's primary commercial vehicle is EverOn Energy LLC ("EverOn"), a consolidated 51% owned joint venture formed with Hover Energy LLC, through which it develops and will operate Wind Powered Microgrids™ for blue-chip corporate clients across four high-value verticals: big box retail, real estate, education, and manufacturing. Upon commercial launch, customers will receive energy under long-term, 25-year Energy-as-a-Service ("EaaS") contracts at rates at or below what they currently pay to their grid provider, with no upfront capital expenditure required. This model is designed to deliver immediate and measurable cost savings to customers while generating stable, long-term recurring revenues for the Company. See Note 5 for more details on EverOn.

2. Going Concern and Management’s Plans

As of June 30, 2026, certain conditions remain that raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the period ended June 30, 2026, the Company has incurred losses of ($2.6) million and ($3.5) million for the three and six month periods ended June 30, 2026, and has an accumulated deficit of $(75.5) million as of June 30, 2026. In addition, the Company has generated negative operating cash flows and has limited cash resources available to fund operations. The Company had $1.07 million of cash on hand at June 30, 2026.

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

The Company’s Common Stock is currently quoted on an over-the-counter ("OTC") trading market.

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

Impairment Considerations

(a)	Finite-Lived Intangible Assets and Long-Lived Assets

Finite-lived intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the sum of the undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the asset's fair value. No impairment was recorded during the either the three or six month periods ended June 30, 2026.

(b)	Goodwill

Goodwill is not amortized but is tested for impairment annually, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment assessment as of December 31. The goodwill impairment test compares the fair value of the reporting unit to which the goodwill is assigned to that reporting unit's carrying amount; if the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess, not to exceed the total amount of goodwill allocated to that reporting unit. No impairment was recorded during either the three or six month periods ended June 30, 2026.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Warrants	-	15,717	-	15,717
April and October 2024 Convertible Notes	40,783,600	-	40,783,600	107,519
OID Notes	2,966,122	-	226,038,648	-
Convertible Preferred Stock	375,266,154	-	314,034,365	-
Total	419,015,876	15,717	580,856,613	123,236

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which provides guidance on the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The amendments require an entity to initially measure a paid-in-kind dividend based on the paid-in-kind dividend rate stated in the preferred stock agreement. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively or using a modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for environmental credits and environmental credit obligations. The amendments provide guidance regarding the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Recurring Fair Value Measurements

As of June 30, 2026, a summary of the Company’s assets and liabilities measured at fair value on a recurring basis is as follows, in thousands:

	Fair Value Measurement
	(in thousands)
	Level 1	Level 2	Level 3	Total
Convertible and other notes measured at fair value	-	-	2,098	2,098
Warrant liability	-	-	-	-
Put Option Liability (Series D)	-	-	62	62
Total	$-	$-	$2,160	$2,160

Valuation Techniques

●	Convertible Loan Note (fair value option): Valued using unobservable inputs that are not corroborated by market data (Level 3).

●	Warrant Liability: Valued using unobservable inputs that are not corroborated by market data (Level 3).

As the remaining balances on the convertible notes issued April 19, 2024 and October 1, 2024 have identical terms and maturity dates, the Company grouped them together. The Company measures the April 19, 2024 and October 1, 2024 convertible notes, and April 19, 2024 private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of June 30, 2026:

Convertible
Loan Notes
Risk-free rate	3.67%
Underlying stock price	$-
Expected volatility	55%
Term (years)	0.50
Dividend yield	0%

The Company measures the April and October private placement warrants using a Monte Carlo simulation valuation model and applying the following assumptions as of June 30, 2026:

Warrant
Liability
Risk-free rate	3.67%
Underlying stock price	$-
Expected volatility	55%
Term (years)	3.80
Dividend yield	0%

The following table presents changes of the convertible notes measured at fair value with significant unobservable inputs (Level 3) as of June 30, 2026. As the terms of the notes are mostly identical the Company has combined the amounts as shown below:

	Convertible
	Notes	OID
	April 2024	Notes	Total
	(in thousands)
Balance at December 31, 2025	$565	$9,335	$9,900
Movement in fair value	67	2,296	2,363
Series D Convertible Preferred shares issued for debt	-	(5,755)	(5,755)
Series E Convertible Preferred shares issued for debt	-	(519)	(519)
Gain on settlement of debt	-	(5,257)	(5,257)
Balance at March 31, 2026	$632	$100	$732
New notes issued in period	-	1,230	1,230
FX movements	-	(2)	(2)
Movement in fair value	75	63	138
Balance at June 30, 2026	$707	$1,391	$2,098

Refer to Note 10 for a description of the fair value methodology and assumptions applied to determine the fair value of the OID Convertible and Other OID Notes measured at fair value.

The following table presents changes in fair value of warrants issued with significant unobservable inputs (Level 3) as of June 30, 2026, in thousands:

Warrants
	Issued with	April 2025
	Convertible Notes	Warrants	Total
Balance at December 31, 2025	$-	$-	-
Balance at March 31, 2026	$-	$-	$-
Balance at June 30, 2026	$-	$-	$-

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

As of June 30, 2026 and December 31, 2025 the Company had warrants outstanding permitting holders to purchase a total of 4,135,911 shares of the Company's common stock at exercise prices between $0.85 and $57,500 per share. The fair value of these warrants was $0 as of both June 30, 2026 and December 31, 2025.

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

The Company determined that the Put Option represents a derivative financial instrument which is not clearly and closely related to the Series D equity host instrument. As a result, the Company is required to account for the Put Option as a separate liability in the Company's consolidated balance sheet with periodic changes in the fair value recognized in earnings. As of the issuance date and June 30, 2026, the fair value of the Put Option was $0.06 million. The Put Option was valued by the Company with the assistance of a third party valuation firm using a Monte Carlo simulation and the following primary assumptions:

Put
Option
No. Shares (subject to Put Option)	1,150
Expiration date	March 27, 2027
Risk free rate	3.68%
Discount for lack of marketability (DLOM)	12.5%
Put purchase price per share	$1,000
Probability of qualifying PIPE	50%
Probability of liquidation	10%

Non-recurring Fair Value Measurements

During the three and six months ended June 30, 2026, the Company had the following issuances of Convertible Preferred Stock (see Note 14):

●	Issued 2,625 shares of Series C having a fair value of $1,861,125 as part of a debt restructuring transaction with certain pre-existing lenders,

●

Issued a total of 9,733 shares of Series D having a fair value of $7,387,347 (i.e., 2,150 shares in a financing transaction to an accredited investor and 7,583 shares for the settlement of OID Convertible Notes),

●	Issued 684 shares of Series E having a fair value of $519,156 to settle additional OID Convertible Notes; and

●	Issued 240 shares of Series C and 750 shares of Series F in financing transactions to accredited investors in conjunction with the issuance of OID Notes.

These convertible preferred stock issuances were initially measured at their fair values on the issuance date. Because the Company’s convertible preferred stock is not subsequently remeasured to fair value after initial recognition, this represents a nonrecurring fair value measurement.

The 240 shares of Series C and 750 shares of Series F issued in April and June 2026, respectively, were issued together with hybrid debt instruments and were recorded at $0 because the entire proceeds from the respective transactions were allocated to the fair value of the hybrid debt instruments accounted for under the FVO election (i.e., the financial instrument issued in the transactions which require future remeasurement to fair value).

The estimated fair values of the Series C, D, and E Convertible Preferred Stock was classified as a Level 3 measurement within the fair value hierarchy.

The Company utilized a Monte Carlo simulation to estimate the fair value of its Convertible Preferred Stock by applying the following inputs and assumptions as of the respective issuance dates of each of the Series (see Note 14):

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

There were no circumstances requiring reevaluation and therefore no changes to the Company's consolidation conclusion during the three and six months ended June 30, 2026.

Purchase Price Allocation. The purchase price allocation as of June 30, 2026 remains unchanged from December 31, 2025 and is summarized below (in thousands):

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

Noncontrolling Interest ("NCI"). The NCI, representing Hover's 49% equity interest in the JV, was originally recognized at its acquisition-date fair value of $20.4 million. Subsequent to the acquisition date, the carrying amount of the NCI has been adjusted for its proportionate share of the JV's net income (loss) and other comprehensive income (loss), and for any capital contributions or distributions made by or to Hover. As of June 30, 2026 and December 31, 2025, the balance of the NCI was $18.0 million and $19.6 million, respectively.

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

Intangible Assets

The carrying amounts of identifiable intangible assets as of June 30, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationship	$26,190	$(820)	$25,370
Favorable contracts	10,930	(546)	10,384
OASIS Software	860	(42)	818
Total	$37,980	$(1,408)	$36,572

The carrying amounts of identifiable intangible assets as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$26,190	$(270)	$25,920
Favorable contracts	10,930	(180)	10,750
OASIS Software	860	(12)	848
Total	$37,980	$(462)	$37,518

The Company recognized amortization expense of $0.48 million and $0.95 million during the three and six month periods ended June 30, 2026, respectively, and $0 for each of the three and six month periods ended June 30, 2025, respectively. Identifiable assets, net of accumulated amortization of ($1.4) million and ($0.5) million was $36.6 million and $37.5 million as of June 30, 2026 and December 31, 2025, respectively.

Impairment considerations - Identifiable Intangibles. During each of the three and six month periods ended June 30, 2026 and 2025, respectively, there were no impairment indicators identified that would warrant further impairment testing with respect to the JV's finite-lived intangibles or long-lived assets. Therefore, no impairment was recorded during these periods.

Impairment considerations - Goodwill. During each of the three and six month periods ended June 30, 2026 and 2025, there were no impairment indicators identified that would warrant additional goodwill impairment testing beyond the annual impairment testing performed each year on December 31. Therefore, no goodwill impairment was recorded during these periods.

6. Other long-term assets

Long-term prepaid expenses and other receivables consist of amounts owed to the Company as well as amounts paid to vendors for services that have yet to be received by the Company. Other long-term assets consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Long-term prepaid expenses	518	518
Total	$518	$518

Long-term Prepaid Expenses consist of estimated income tax payments made by Clean Earth prior to the business combination in December 2023 that will used to offset any taxes payable in the future.

7. Accounts Payable

Accounts payable represents the amounts owed to suppliers of goods and services the Company has consumed through operations. Accounts payable consist of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Trade payables	$3,851	$3,909
Related party	$3,893	$2,712
Total	$7,744	$6,621

8. Accrued Liabilities

               Accrued expenses relate to various expenses incurred by the Company but not yet invoiced or paid. Accrued interest represents the interest on the Company’s debt that has accrued and has been unpaid through June 30, 2026 and as of December 31, 2025. Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
	(in thousands)
Legal fees	$500	$500
Interest on debt	1,416	1,128
Audit Fees	285	436
Payroll	1,035	985
Consulting fees	140	140
Tax penalties	590	590
Total	$3,966	$3,779

9. Taxes Recoverable and Payable

Taxes recoverable and payable consist of VAT taxes receivable from various European governments through group transactions in these countries.

	June 30,	December 31,
	2026	2025
	(in thousands)
Taxes recoverable	$12	$12
Total	$12	$12

10. Convertible and Other Promissory Notes

Convertible notes measured at fair value

The following table reflects the Company's convertible notes measured at fair value under the ASC 825 fair value option ("FVO") election as of  June 30, 2026 and December 31, 2025

	2024	OID
	Convertible	Convertible &
	Notes	Other Notes	Total
	(in thousands)
Balance at December 31, 2025	$565	9,335	9,900
Movement in fair value	67	2,296	2,363
Series D Convertible Preferred shares issued for debt	-	(5,755)	(5,755)
Series E Convertible Preferred shares issued for debt	-	(519)	(519)
Gain on settlement of debt	-	(5,257)	(5,257)
Balance at March 31, 2026	$632	$100	$732
New notes issued in period	-	1,230	1,230
FX movements	-	(2)	(2)
Movement in fair value	75	63	138
Balance at June 30, 2026	$707	$1,391	$2,098

2024 Convertible Promissory Notes. The Company previously issued senior convertible promissory notes in April 2024 and October 2024 (collectively, the "2024 Convertible Notes"). The terms of the 2024 Convertible Notes, together with significant conversion features, are described in Note 12 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

The aggregate principal amount due at maturity under the 2024 Convertible Notes as of June 30, 2026 and December 31, 2025 is approximately $0.8 million and $0.8 million, respectively. The notes continue to bear interest at 12% in accordance with their contractual terms.

There were no conversions of the 2024 Convertible Notes during the three or six month periods ended June 30, 2026.

The Company has accounted for the 2024 Convertible Notes at fair value pursuant to the fair value option election since original issuance. During the three and six month periods ended June 30, 2026, the Company recognized a ($0.07) million and ($0.14) million loss, respectively, and during the three and six month periods ended June 30, 2025, the Company recognized a ($0.89) million loss and ($1.7) million loss, respectively, from changes in the fair value of the notes, which is included in other income (expense), net.

OID Convertible Notes. Between December 2024 and November 2025, the Company issued a series of convertible promissory notes at an original issue discount ("OID") of 20% (the "OID Convertible Notes") and with various maturity dates, many of which have been subsequently extended through amendments that contractually increased the OID an additional 5% for each month that repayment extended beyond the stated maturity. The aggregate principal amount (as contractually defined) outstanding on the OID Convertible Notes as of June 30, 2026 and December 31, 2025 was approximately $0.1 million and $5.6 million, respectively.

There were no conversions of the OID Convertible Notes during the three or six month periods ended June 30, 2026.

The Company began accounting for the OID Convertible Notes under the fair value option following the embedded derivative reevaluation described below. During the three and six month periods ended June 30, 2026, the Company recognized a ($63) thousand and ($2.3) million loss, respectively, from changes in the fair value of the notes, which is included in other income (expense), net.

No other material modifications were made to the terms of the OID Convertible Notes during the three months ended June 30, 2026.

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

Additional OID Notes Issued in 2026

On April 21, 2026, the Company issued a promissory note with a 20% OID, together with 240 shares of Series C Convertible Preferred Stock, for gross proceeds of €0.2 million (approximately $0.23 million).

           Additionally, on June 30, 2026, the Company issued a convertible promissory note in the principal amount of $1,250,000 at an original issue discount of 20% (together with the April 21, 2026 promissory note, referred to as "2026 OID Notes"), together with 750 shares of Series F Convertible Preferred Stock ("Series F"), for gross proceeds of $1 million. The 2026 OID Notes contain certain embedded features that would require bifurcation and separate accounting under ASC 815, Derivatives and Hedging. Accordingly, at issuance the Company elected the fair value option under ASC 825, Financial Instruments, for the entire hybrid note instruments. As a result of this election, the 2026 OID Notes are recognized in their entirety at fair value, with subsequent changes in fair value recognized in earnings each reporting period. Direct issuance costs attributable to the 2026 OID Notes were expensed as incurred.

The Company determined that the issuance-date fair values of the 2026 OID Notes were equal to the aggregate cash proceeds received of approximately $1.23 million. In accordance with the applicable allocation guidance for transactions involving freestanding instruments issued together with a financial instrument subsequently measured at fair value, the Company first allocated the proceeds to the 2026 OID Notes at their issuance-date fair values. Because the issuance-date fair values of the 2026 OID Notes equaled the aggregate proceeds received, no proceeds remained available for allocation to the Series C or Series F.

Subsequent changes in the fair value of the 2026 OID Notes are recognized in the accompanying consolidated statements of operations as gains or losses on fair value remeasurement.

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

Credit Risk Attribution

The Company determined that no material portion of the change in fair value during the three months ended June 30, 2026 was attributable to changes in instrument-specific credit risk. The change in fair value was primarily driven by changes in expected cash flows associated with the extension feature, including the increasing OID structure, and the passage of time.

Term Loans, net of debt issuance costs

      The following table reflects the Company's convertible and non-convertible promissory notes, net of related discounts as of  June 30, 2026 and December 31, 2025:

	As of	As of
	June 30,	December 31,
	2026	2025
	(in thousands)

Term loans and promissory notes	$7,313	$6,161
Gross term loans and promissory notes	7,313	6,161
Debt discount	(154)	-
Total term loans and promissory notes, net	$7,159	$6,161
Current Maturities net of debt discount	(7,159)	(6,161)
Long-term loans and promissory notes, net of debt discount	$-	$-

From the Company inception through June 30, 2026, the Company issued a series of term loans, promissory notes and bridge notes having stated interest rates between 9% and 25%. The Company has defaulted on the original maturity dates for most of these obligations and has received waivers to repeatedly extend the maturity dates such that balances continue to remain outstanding as of June 30, 2026. The aggregate principal amount on these combined debt obligations was $7.3 million and $6.2 million as of June 30, 2026 and December 31, 2025, respectively. Accrued interest related to these debt obligations was $1.4 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively, and interest expense attributable to the obligations, including amortization of the discount recorded relating to the debt issuance and restructuring (described below), together with interest expense recorded at the stated interest rates associated with these debt obligations, was $0.5 million and $0.7 million for the three and six month periods ended June 30, 2026.

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

In connection with the modification or restructuring of the pre-existing term loans, the Company considered the troubled debt restructuring ("TDR") guidance in ASC 470-60 and the guidance related to Modifications and Extinguishments of debt included in ASC 470-50. Because the effective borrowing rate to the Company increased as a result of the Subscription Agreements (see below), the Company determined that the modifications did not represent a TDR. However, as a result of the substantial change in the terms of the pre-existing loans, including the fair value required to be paid by the Company in the form of Series C shares, the Subscription Agreements together with the change in maturity dates associated with these loans were required to be treated as a debt extinguishment (hereinafter referred to as "debt restructuring") under ASC 470-50, resulting in a loss on debt extinguishment of $1.7 million, calculated as follows (in thousands):

Loss on
Debt Extinguishment
Cash received on Closing	$800
Carrying value of modified term loans	1,164
Less: Fair value of new Notes	(1,834)
Less: Fair value of Series C Convertible Preferred Stock	(1,861)
Loss on debt Extinguishment	$(1,731)

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

Amortization expense during the three and six months ended June 30, 2026, was $177,105 and $226,796 respectively.

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

11. Other Payables

As of June 30, 2026 and December 31, 2025, other liabilities includes $1.4 million due to Hover, a related party, and $5.7 million due to Sunrise Development LLC a former supplier of project development services to certain subsidiaries then owned by the Company that was granted an arbitration award against the Company. It also includes approximately $0.4 million to reflect a liability to Morgan Franklin Consulting LLC resulting from litigation. (See Note 12).

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

On March 11, 2025, the Company was served a complaint filed in the Superior Court of the State of Delaware by SPAC Sponsor Capital Access (“SCAF”), claiming that approximately $1.5 million is due and owed to SCAF pursuant to a settlement agreement by and among the parties, plus costs, expenses, legal fees, interest and damages, if proven. On July 10, 2025 the Company was notified that the Superior Court of the State of Delaware granted a motion of summary judgment for $1.5 million due under a settlement agreement, plus interest to date in the amount of approximately $225,000, plus attorney’s fees of approximately $26,000. The Company has accrued a liability for this loss contingency in the amount of approximately $2.1 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively, which represents the contractual amount allegedly owed plus legal costs and accrued interest. It is reasonably possible that the potential loss may exceed our accrued liability due to costs, expenses, legal fees, interest and damages that are also alleged by SCAF as owed. The parties are currently in further settlement discussions.

On May 8, 2025, the Company, AEG and one of AEG’s subsidiaries, Alternus Energy Americas Inc. (AEA), was served a Demand for Arbitration through JAMS in Washington DC by Orrick, Herrington and Sutcliffe LLP (“Orrick”), claiming that approximately $1 million is due and owed to Orrick pursuant to an engagement agreement entered into with AEA, plus interest. In February of 2026, Orrick withdrew its claims, and the arbitration was discontinued. Orrick has threatened to commence an action in state court against the Company and AEG and AEA, but to the Company's knowledge, no such action has been commenced. If an action is commenced, the Company intends to vigorously defend itself in this matter and intends to file a motion to dismiss itself from the arbitration as the Company was not a party to this engagement agreement, nor is AEA a subsidiary of the Company

On May 30, 2024, the Company was served a complaint filed in the Circuit Court for Fairfax County, Virginia, by Morgan Franklin Consulting LLC ("MF"), claiming $276,796 is due and owed to MF pursuant to a Master Services Agreement by and among the parties. In October of 2024, MF and the Company entered into a settlement agreement for the contractual amount owed for services rendered through the payment of twelve equal monthly installments commencing immediately, but the Company failed to make any payments. On  September 22, 2025, the Court granted summary judgment to MF for the amount claimed as owed. Subsequently, on February 6, 2026 the Court granted MF's motion for late fees in the amount of $153,949. The Company has accrued a liability for this award in the amount of $430,746 as of June 30, 2026 and  December 31, 2025, respectively, which represents the contractual amount owed plus late fees.  The parties are currently in payment plan discussions.

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

The Company determined that the Agreement represents a financial instrument that requires the Company to settle a fixed monetary amount by issuing a variable number of shares of its common stock. As a result, the Company is required to account for the Agreement as a liability at fair value with periodic changes in fair value recorded through earnings until the liability has been settled through the issuance of shares (i.e., in one or more tranches) that yield SPC cumulative cash receipts equal to the Settlement Amount. The fair value of this liability as of June 30, 2026 was $4,242,963 and has been recorded as within Accounts Payable in the Company’s consolidated balance sheet.

Contingencies

Guarantee of MH02 Note

In connection with the Company’s prior ownership of AEG MH02 Ltd. (“MH02”), the Company guaranteed a third-party loan (the “Note”) with an outstanding principal balance of €15.4 million ($17.4 million) as of May 7, 2025. On May 7, 2025, the Company completed the sale of MH02 to the lender and an additional third party (the “Buyers”). As part of the sale transaction, the lender agreed to a standstill arrangement (the “Standstill”), pursuant to which it will forbear from exercising its rights to repayment, including any remedies upon default, until such time as all solar photovoltaic projects owned by MH02 and its subsidiaries (the “Projects”) have reached ready-to-build (“RTB”) status and have subsequently been sold. Under the terms of the sale agreement, as each Project achieves RTB status, the Company (or one of its affiliates) has the option, but not the obligation, to purchase such Project at its market value, subject to a minimum price of €150,000 (approximately $172,554 USD as of June 30, 2026) per megawatt. This option is exercisable for a period of 30 days following notification that a Project has reached RTB status. If the Company does not exercise its option within that period, the Buyers may sell the Project to a third party.

The Company’s guarantee of the Note remains in effect following the sale of MH02. While the Standstill delays the lender’s ability to demand repayment, it does not extinguish the underlying obligation or the Company’s guarantee. The timing and amount of any potential payments under the guarantee are dependent on several factors, including the successful development of the Projects to RTB status, the ultimate sale proceeds realized for such Projects, and the resolution of the outstanding balance under the Note. As of June 30, 2026, the Company evaluated its guarantee under applicable accounting guidance for guarantees and contingencies. Based on the information currently available, including the status of the Projects and expected future development and disposition plans, the Company has not recorded a liability related to this guarantee. The Company has currently determined that a loss resulting from the guarantee is remote. The Company monitors developments related to the Projects and the Note and will adjust its assessment of the guarantee obligation as additional information becomes available.

In the event of a successful uplisting of the Company's common stock onto a national stock exchange, the terms of the Company's Series F Convertible Preferred Stock contains a provision requiring the Company to file a Form S-1 with the Securities and Exchange Commission ("SEC"), to register the common stock underlying conversion of Series F, within three months of original issuance, and to have such registration statement declared effective within 30 days of filing (if not subject to SEC review). Failure to meet these requirements will require the Company to pay liquidated damages of 1% of the Subscription Amount upon such failure and another 1% of the Subscription Amount per month, for each additional month that passes, until such obligations are satisfied.

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

The major classes of assets and liabilities transferred on March 25, 2025 in the sale of the Company’s subsidiaries and the resulting gain recorded during the three month period ended March 31, 2025 (i.e., during the six month period ended June 30, 2025) are shown below:

As of
March 25,
Spain	2025
(in thousands)

Assets:
Other current assets	$36
Total assets sold	$36

Liabilities:
Accounts payable	$196
Short secured debt	2,773
Operating leases, current liabilities	29
Other current liabilities	203
Operating leases, non-current liabilities	423
Total liabilities sold	$3,624

Net (gain)/loss on sale of net assets	$(3,588)

14. Shareholders’ Equity

Common Stock

As of June 30, 2026 and  December 31, 2025 the Company had a total of 2 billion shares of common stock authorized with 724,658 common shares issued and outstanding.

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

All share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the Sept 2025 Reverse Stock Split for all periods presented.

Common Stock Issuances

There were no common stock issuances during the three or six month periods ended June 30, 2026.

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had a total of 1,000,000 shares of preferred stock authorized. As of December 31, 2025, there were 60,000 shares of Series A Super Voting Preferred Stock (the “Series A”), 21,150 shares of Series B Convertible Preferred Stock (the "Series B") and 3,150 shares of Series C Convertible Preferred Stock (the "Series C") issued and outstanding.  As of June 30, 2026, there were 60,000 shares of Series A, 21,150 shares of Series B, 6,015 shares of Series C, 9,733 shares of Series D Convertible Preferred Stock (the "Series D"), 684 shares of Series E Convertible Preferred Stock ("Series E"), and 750 shares of Series F Convertible Preferred Stock (the "Series F") issued and outstanding.

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

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2026, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the “Original Conversion Price”) of the Series B (a “Dilutive Issuance”), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.  As of December 31, 2025 there were not any adjustments to the Original Conversion Price.  As of June 30, 2026 the Conversion Price has been adjusted to $0.10 per share.

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

Series C Convertible Preferred Stock

Each share of Series C shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the Conversion Price in effect at the time of conversion, at the option of the Holder, at or after one year from the issuance date. The Conversion Price is $0.10 per share, subject to adjustment in accordance with the Certificate of Designation. As of  December 31, 2025, the Company had issued an aggregate of 3,150 shares of Series C to two accredited debt holders.  During the six months ended June 30, 2026, the Company issued an aggregate of 2,865 additional shares of Series C to seven accredited investors. The terms of the Series C are set forth in detail below and in the Certificate of Designation of Series C, filed as part of the Company’s current report on Form 8K filed on March 9, 2026.

Adjustments of Conversion Price. If, from the Original Issue Date to December 31, 2028, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series C (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period. As of June 30, 2026 the Conversion Price remains at $0.10 per share.

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

    Series D Convertible Preferred Stock:

On March 27, 2026, the board of directors (the “Board”) of the Company declared the formation of an aggregate of up to 20,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D”). The Company has filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware therein establishing the Series D Convertible Preferred Stock and describing the rights, obligations and privileges of the Series D. Concurrently, the Company issued 2,150 shares of Series D to an accredited investor for a purchase price of $1,000,000 (net proceeds of $900,000 after issuance costs) and on March 31, 2026 the Company issued 7,583 additional shares to an accredited debt holder. The following description of the Series D does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as as part of the Company’s current report on Form 8K filed on April 2, 2026.

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

Adjustments of Conversion Price. If, during the period of twelve months from the issuance date, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series D (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period.  As of June 30, 2026 there have not been any adjustments to the Conversion Price.

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

March 27, 2026 Series D Subscription Agreement:

On March 27, 2026 the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain third party accredited investor (the “Purchaser”) pursuant to which the Company sold in a private placement (the “Offering”) an aggregate of 2,150 shares of the Company’s Series D Convertible Preferred Stock, convertible into the Company’s common stock, par value $0.0001 per share (the “Shares”) to the Purchaser. The aggregate gross proceeds to the Company were $1,000,000, all of which were received on March 27, 2026. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.  Simultaneously with the March 27, 2026 Subscription Agreement, the Company also entered into a Put Option Agreement with the Purchaser, pursuant to which the Purchaser has the right, for a period beginning on the date that Company raises a minimum of $8 million through an equity capital raise and ending on the one year anniversary of the March 27, 2026 closing date (i.e., ending March 27, 2027), to require the Company to repurchase up to a maximum of 1,150 Series D shares at a price of $1,000 per Series D share repurchased.

Because the 1,150 shares of Series D underlying the Put Option were considered to have conditions outside of the Company's control that may require the Company to repurchase or redeem these shares, the $451 of proceeds allocated to the shares have been included as temporary equity in the "mezzanine" section of the Company's Condensed Consolidated Balance Sheet between Liabilities and Shareholders' Equity.

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

Adjustments of Conversion Price. If, during the period of twelve months from the issuance date, the Company has issued any shares of Common Stock or convertible preferred stock (or any securities convertible into or exercisable for Common Stock) at a price per share less than the then-effective Conversion Price (the "Original Conversion Price") of the Series E (a "Dilutive Issuance"), then the Original Conversion Price shall be reduced to the lowest price per share of Common Stock or convertible preferred stock issued during this period. As of June 30, 2026 there have not been any adjustments to the Conversion Price.

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

Piggyback Registration Rights. Each holder of Series E has the right to include the shares of common stock underlying the Series E in any registration statement on SEC Form S-1 that the Company may file.  The Company filed a registration statement, including 6,840,000 shares of common stock underlying the Series E, on August 5, 2026.

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

Series F Convertible Preferred Stock:

The Board declared the formation of an aggregate of up to 15,750 shares of Series F. The Company has filed a certificate of designation with the Secretary of State of the State of Delaware therein establishing the Series F and describing the rights, obligations and privileges of the Series F. Concurrently, on June 30, 2026, the Company issued 750 shares of Series F to a Purchaser, in book-entry form. The following description of the Series F does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designation, which is filed as an Exhibit to the Company's Current Report on Form 8-K filed on August 5, 2026 and is incorporated herein by reference.

General. The Series F consists of a total of 15,750 shares authorized, 750 shares issued at June 30, 2026 and 15,030 shares issued as of the date of this Report. Each share of Series F has a par value of $0.0001 per share and a value of $1,000 per share. The Series F is not subject to any sinking fund.

Automatic Conversion. Each share of Series F shall automatically convert on the date determined by the Board, in its reasonable discretion, following the Company’s receipt of conditional listing approval from the national stock exchange on which the Common Stock is to be listed (the “Uplist”), which date shall be no fewer than five (5) business days and no more than ten (10) business days prior to the effective date of the Uplist (the “Conversion Date”), and each share of Series F shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the closing price of the Company’s Common Stock on the Conversion Date.

Maturity Date.  The Series F has no stated maturity date.

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

Voting Rights. The holders of Series F hold no voting rights, but the Company may not, without the prior written consent of a majority of the outstanding Series F, (i) amend the Certificate of Designation or Certificate of Incorporation in a manner that adversely affects the Series F, (ii) create or authorize senior or pari passu capital stock, (iii) change the authorized number of Series F shares, (iv) effect a merger, consolidation, or sale of substantially all assets, or (v) declare or pay dividends on Common Stock.

Registration Rights. The Company agreed to include the shares of common stock underlying the Series F in a registration statement on SEC Form S-1 within 3 months of issuance.  The Company filed a registration statement, including 150,300,000 shares of common stock underlying the Series F, on August 5, 2026.

Dividend Rights. The holders of Series F will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series F shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company only after the Series B, C, D and E convertible preferred stock holders and after the Common Stock holders.

Warrants

As of June 30, 2025, warrants to purchase up to 4,135,911 shares of common stock were issued and outstanding. These warrants were related to financing activities. During the six months ended June 30, 2025, the Company issued, 1,199,295 additional warrants to an accredited investor exercisable at $0.85 per share with a 5 year term and 382 additional warrants to the investment bank exercisable at $81.18 with a 5 year term; during the six months ended June 30, 2026, the Company did not issue any additional warrants. As of June 30, 2026, warrants to purchase up to 4,135,911 shares of common stock were issued and outstanding.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Warrants	Price	(Years)
Outstanding – January 1, 2025	2,936,234	$48.12	5.08
Issued during the period	1,199,677	0.88	5.33
Expired during the period	-	-	-
Outstanding – June 30, 2025	4,135,911	$34.42	4.80
Exercisable – June 30, 2025	4,135,911	$34.42	4.80

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Warrants	Price	(Years)
Outstanding – January 1, 2026	4,135,911	$34.42	4.30
Issued during the period	-	-	-
Expired during the period	-	-	-
Outstanding – June 30, 2026	4,135,911	$34.42	3.80
Exercisable – June 30, 2026	4,135,911	$34.42	3.80

2023 Equity Incentive Plan

As of December 31, 2025 and June 30, 2026, there were 11,200 shares of common stock available to be granted under the 2023 Equity Incentive Plan. As of December 31, 2025 and June 30, 2026 no shares were issued or outstanding under the 2023 Equity Incentive Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income/(loss) by Segment	2026	2025	2026	2025
	(in thousands)		(in thousands)
Europe	$(217)	$11,553	$(461)	$14,361
United States	$(2,370)	$(6,319)	(3,018)	(9,307)
Total for the period	$(2,587)	$5,234	$(3,479)	$5,054

	As of	Year Ended
	June 30,	December 31,
Assets by Segment	2026	2025
	(in thousands)
Europe
Other Assets	$13	$12
Total for Europe	$13	$12

United States
Intangible assets	$36,572	$37,518
Goodwill	18,964	18,964
Other assets	1,590	550
Total for United States	$57,126	$57,032

	As of	Year Ended
	June 30,	December 31,
Liabilities by Segment	2026	2025
	(in thousands)
Europe – Continuing Operations
Debt	$1,519	$1,176
Other Liabilities	$845	1,076
Total for Europe – Continuing Operations	$2,364	$2,252

United States – Continuing Operations
Debt	$9,153	$14,885
Other Liabilities	$17,072	16,886
Total for United States – Continuing Operations	$26,226	$31,771

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA by Segment	2026	2025	2026	2025
	(in thousands)		(in thousands)
Europe	$(197)	$(198)	$(409)	$(626)
US	(1,343)	(3,492)	(2,453)	(4,553)
Total for the period	$(1,540)	$(3,690)	$(2,861)	$(5,177)

Below is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA Reconciliation to Net Loss	2026	2025	2026	2025
	(in thousands)		(in thousands)
Europe
Adjusted EBITDA	$(197)	$(198)	$(409)	$(626)
Depreciation, amortization, and accretion	-	-	-	-
Interest expense	(19)	(172)	(53)	(526)
Gain on sale of subsidiaries	-	$11,924	-	15,513
Net Income /(Loss)	$(217)	$11,554	$(461)	$14,361

US
Adjusted EBITDA	$(1,343)	$(3,492)	$(2,453)	$(4,553)
Depreciation, amortization, and accretion	(469)	(23)	(946)	(130)
Interest expense	(364)	(1,065)	(606)	(2,914)
Fair value movement of convertible notes	(139)	(882)	(2,502)	(887)
Fair value movement of warrants	-	162	-	162
Warrant issuance costs	-	(753)	-	(753)
Stock issued for debt settleent costs	-	(172)	-	(172)
Issuance cost put option liability (Series D)	-		(6)
Gain on settlement of debt	-	-	5,257	-
Loss on extinguishment of debt	(25)	-	(1,731)	-
Other Expense	(31)	(94)	(31)	(60)
Net Loss	$(2,370)	$(6,319)	$(3,018)	$(9,307)
Income Taxes	-	-	-	-
Consolidated Net Income / (Loss)	$(2,587)	$5,234	$(3,479)	$5,054

16. Income Tax Provision

The Company’s provision for income taxes for interim periods is determined using its effective tax rate expected to be applied for the full year. The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2026, and 0.0%, respectively, for the same periods in the prior year, as it maintains a full valuation allowance against its net deferred tax assets.

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

AEG:

Alternus Energy Group Plc (“AEG”) was a 14.7% shareholder as of June 30, 2026 and  December 31, 2025. Two of our Company's board members, Mr. Vincent Browne and Mr. John Thomas, are also board members of AEG.

During the six month period ended June 30, 2025, the Company and its subsidiaries and AEG and its subsidiaries had numerous financial transactions between each other which were approved by each company’s board of directors. Specifically during the six month period ended June 30, 2025, the Company issued 201,600 shares to AEG and its affiliates having a fair value of $1.4 million at time of issuance. These transactions are recorded as a net receivable of $1.1 million in the Consolidated Balance Sheet as at June 30, 2025.

Hover:

             On September 30, 2025 we entered into a joint venture operating agreement with Hover Energy LLC (“Hover”) pursuant to which Alternus sold a 49% interest in its subsidiary, EverOn Energy LLC (the “JV”) to Hover, and issued 20,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B”) to Hover, in exchange for which Hover contributed certain Microgrid Projects to the JV, including related supply and management services agreements to be entered into with the JV. See Note 5 for more details.  As of  June 30, 2026 and December 31, 2025, Hover was a 4.3% common shareholder and held 21,150 shares of Series B Convertible Preferred Stock. See Note 14 for the terms and conditions of the Series B Convertible Preferred Stock.

On March 24, 2026, the Company transferred its 51% membership interest in the JV to its wholly owned subsidiary, Alt Alliance LLC.

D&O:

In December of 2023, the Company entered into indemnification agreements (each, an “Indemnification Agreement”) with its directors and executive officers. Each Indemnification Agreement provides for indemnification and advancements by the Company of certain expenses and costs if the basis of the indemnitee’s involvement in a matter was by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity, in each case to the fullest extent permitted by the laws of the State of Delaware.

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

	Six Months Ended
	June 30,
Director’s remuneration	2026	2025
	(in thousands)
Remuneration in respect of services as directors	$342	$270
Remuneration in respect to long-term incentive schemes – restricted shares	-	1,800
Total	$342	$2,070

18. Subsequent Events

Management has evaluated subsequent events that occurred through the date the financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended June 30, 2026, except as disclosed below.

New Subsidiary

On July 30, 2026 a new wholly owned subsidiary of one of the Company’s US subsidiaries, EverOn Energy LLC, was incorporated in the UK, under the name Everon Energy Ltd.

Series F Convertible Preferred Stock, as Amended and Restated

On July 30, 2026, the Board of Directors (the “Board”) of the Company approved the amendment and restatement of the Certificate of Designation of the Company’s Series F Convertible Preferred Stock, par value $0.0001 per share (the “A&R CoD”). On July 31, 2026, the Company filed the A&R CoD with the Secretary of State of the State of Delaware. The principal changes in the A&R CoD, as compared to the original Certificate of Designation, are: (i) the conversion trigger was revised from automatic conversion one trading day prior to the Uplist (as defined below) to automatic conversion on a date determined by the Board, in its reasonable discretion, following receipt of conditional listing approval, within a window of five to ten business days prior to the effective Uplist date; and (ii) the stated maturity date of December 31, 2026 was removed. On August 5, 2026, the holder of the 750 previously outstanding shares of Series F agreed to the amended terms, and the Company issued an additional 14,280 shares of Series F to the Investors pursuant to the Subscription Agreements, in book-entry form.

General. The Series F consists of a total of 15,750 shares authorized and 15,030 shares issued as of the date of this Report. Each share of Series F has a par value of $0.0001 per share and a value of $1,000 per share. The Series F is not subject to any sinking fund.

Automatic Conversion. Each share of Series F shall automatically convert on the date determined by the Board, in its reasonable discretion, following the Company’s receipt of conditional listing approval from the national stock exchange on which the Common Stock is to be listed (the “Uplist”), which date shall be no fewer than five (5) business days and no more than ten (10) business days prior to the effective date of the Uplist (the “Conversion Date”), and each share of Series F shall convert into a number of fully paid and non-assessable shares of Common Stock equal to the value of each share ($1,000) divided by the closing price of the Company’s Common Stock on the Conversion Date.

Maturity Date.  The Series F has no stated maturity date.

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

Voting Rights. The holders of Series F hold no voting rights, but the Company may not, without the prior written consent of a majority of the outstanding Series F, (i) amend the Certificate of Designation or Certificate of Incorporation in a manner that adversely affects the Series F, (ii) create or authorize senior or pari passu capital stock, (iii) change the authorized number of Series F shares, (iv) effect a merger, consolidation, or sale of substantially all assets, or (v) declare or pay dividends on Common Stock.

Dividend Rights. The holders of Series F will not be entitled to receive dividends of any kind.

Liquidation Preference. The holders of Series F shall be entitled to receive distributions in the event of any liquidation, dissolution or winding up of the Company only after the Series B, C, D and E convertible preferred stock holders and after the Common Stock holders.

Subscription Agreements

On August 5, 2026, Alternus Clean Energy, Inc., a Delaware corporation (the “Company”), entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with 15 accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of 14,280 shares of the Company’s Series F Convertible Preferred Stock, as Amended and Restated (the “Series F”), in exchange for various types of consideration as described below. Each share of Series F is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a conversion price equal to the closing price of the Common Stock on the conversion date determined by the Board of Directors following receipt of conditional listing approval from a national stock exchange (the “Conversion Price”). The issuances were structured as follows: (a) four accredited investors that are current debt holders of the Company were issued a total of 2,980 shares of Series F in exchange for the extension of the long stop maturity dates on their respective promissory notes from September 3, 2026 to March 31, 2027; (b) two accredited investors that are current debt holders of the Company were issued a total of 600 shares of Series F in exchange for the extension of the maturity dates on their respective promissory notes from March 31, 2026 to December 31, 2026; (c) two accredited investors were issued a total of 2,990 shares of Series F as consideration for three-year appointments to the Company’s Advisory Board; (d) three accredited investors were issued a total of 4,470 shares of Series F in exchange for entering into consulting agreements for various services related to corporate finance, financial advisory services and business development services; (e) two accredited investors were issued a total of 1,750 shares of Series F as consideration for past services rendered related to financial and other business related advisory services; and (f) one accredited investor and current debt holder was issued 1,490 shares of Series F in exchange for the waiver and forgiveness of all accrued interest on the investor’s promissory note commencing from July 1, 2026 through and including the date of full repayment of such note.

The aggregate number of shares of Series F issued in these transactions was 14,280 shares with a total face value of $14,280,000. Together with the 750 shares of Series F previously issued to Secure Net Capital LLC on June 30, 2026, the Company has now issued a total of 15,030 shares of Series F out of 15,750 authorized shares.

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

Access to Capital Markets

The Company’s ability to acquire additional clean power generation assets and manage its other commitments will likely be dependent on its ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets, and the project finance market for project-level debt. The Company accessed the capital markets several times in 2025 and during the six months ended June 30, 2026, in connection with long-term project debt, and corporate loans and equity. Limitations on the Company’s ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to its existing cash flows would be expected to negatively affect its results of operations, business, and future growth.

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

Consolidated Results of Operations

The following table illustrates the consolidated results of continuing operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	(1,539)	(3,689)	(2,860)	(5,179)
Depreciation, amortization, and accretion	(469)	-	(946)	(130)
Gain on sale of subsidiaries	-	11,924	-	15,513
Total operating income/ (expenses)	(2,008)	8,235	(3,806)	10,204

Income/(loss) from operations	(2,008)	8,235	(3,806)	10,204

Other income (expense):
Interest expense	(384)	(1,250)	(660)	(3,440)
Fair value movement of convertible notes	(139)	(882)	(2,502)	(887)
Fair value movement of warrants	-	162	-	162
Gain on settlement of debt	-	-	5,257	-
Loss on extinguishment of debt	(25)	-	(1,731)	-
Issuance cost put option liability (Series D)	-	-	(6)	-
Debt restructuring costs	-	(753)	-	(753)
Other expense	(31)	(232)	(31)	(232)
Other income	-	(46)	-	-
Total other income/(expenses)	(579)	(3,001)	327	(5,150)
Net income/(loss) for the period	$(2,587)	$5,234	$(3,479)	$5,054
Net loss attributable to noncontrolling interest	(809)	-	(1,621)	-
Net income/(loss) attributable to common stock	$(1,778)	$5,234	$(1,858)	$5,054

Basic & diluted loss per share of common stock:
Total income/(loss) per share of common stock, basic	$(2.45)	$10.95	$(2.56)	$19.16
Total income/(loss) loss per share of common stock, diluted	(2.45)	7.12	(2.56)	19.10
Weighted-average common stock outstanding, basic	724,658.00	477,867.00	724,658.00	263,732.00
Weighted-average common stock outstanding, diluted	724,658.00	944,154.00	724,658.00	264,558.00

Comprehensive income / (loss):
Net loss	(2,587)	5,234	(3,479)	5,054
Foreign currency translation adjustment	2	731	25	195
Comprehensive income/(loss)	$(2,585)	$5,965	$(3,454)	$5,249
Comprehensive loss attributable to noncontrolling interest	(809)	-	(1,621)	-
Comprehensive income/(loss) attributable to Alternus	(1,776)	5,965	(1,833)	5,249

Three and Six Months Ended June 30, 2026 compared to June 30, 2025.

The Company currently has no revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Selling, general and administrative	1,539	3,689	(2,150)	(58)%
Total	$1,539	$3,689	$(2,150)	(58)%

	Six Months Ended June 30,
			Change	Change (%)
	2026	2025	($)
	(in thousands)
Selling, general and administrative	$2,860	$5,179	(2,319)	(45)%
Total for continuing operations	$2,860	$5,179	$(2,319)	(45)%

Selling, general and administrative expenses decreased $2.1 million for the three months ended, and $2.3 million for the six months ended June 30, 2026 as compared to the same periods in 2025. The majority of this decrease was from a decrease in cash compensation and other director and employee-related costs resulting from the Company's continued efforts to resize its operations after the sale or disposal of non-core assets and operations.

Depreciation, Amortization and Accretion Expense

Depreciation, amortization, and accretion expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$469	$-	469	(100)%
Total for the period	$469	$-	$469	(100)%

	Six Months Ended June 30,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Depreciation, Amortization and Accretion expense	$946	$130	816	628%
Total for the period	$946	$130	$816	628%

Depreciation and amortization and accretion expense increased by $0.5 million for the three months ended  and $0.8 million for the six months ended June 30, 2026 compared to the same periods in 2025. This was driven by the incremental amortization of the intangible assets acquired in the EverOn Energy LLC acquisition that closed on September 30, 2025.

Gain on Disposal of Assets

	Three Months Ended June 30,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Gain on sale of subsidiaries	$-	$11,924	(11,924)	(100)%
Total for period	$-	$11,924	$(11,924)	(100)%

	Six Months Ended June 30,
			Change	Change
	2026	2025	($)	( %)
	(in thousands)
Gain on sale of continuing operations	$-	$15,513	(15,513)	(100)%
Total for period	$-	$15,513	$(15,513)	(100)%

On May 7, 2025, the Company sold AEG MH 02 Limited ("MH02") and its subsidiaries to third parties. As a result of the transaction, the Company recorded a gain of $11.9 million and on March 25, 2025, the Company sold its subsidiaries in Spain to AEG, a related party, resulting in a gain on the sale of $3.5 million. There were no transactions resulting in a gain or loss from the sale of subsidiaries during the three or six month periods ended June 30, 2026.

Interest Expense, Other Income, and Other Expense

	Three Months Ended June 30,
			Change	Change
	2026	2025	($)	( %)
	(in thousands)
Interest expense	$(384)	$(1,250)	866	(69)%
Fair value movement of convertible notes	(139)	(882)	743	(84)%
Fair value movement of warrants	-	162	(162)	(100)%
Gain on settlement of debt	-	-	-	(100)%
Loss on extinguishment of debt	(25)	-	(25)	(100)%
Issuance cost put option liability (Series D)	-	-	-	(100)%
Debt restructuring costs	-	(753)	753	(100)%
Other expense	(31)	(232)	201	(87)%
Other income	-	(46)	46	(100)%
Total for period	$(579)	$(3,001)	$2,422	(81)%

	Six Months Ended June 30,
			Change	Change
	2026	2025	($)	( %)
	(in thousands)
Interest expense	$(660)	$(3,440)	2,780	(81)%
Fair value movement of convertible notes	(2,502)	(887)	(1,615)	182%
Fair value movement of warrants	-	162	(162)	(100)%
Gain on settlement of debt	5,257	-	5,257	(100)%
Loss on extinguishment of debt	(1,731)	-	(1,731)	(100)%
Issuance cost put option liability (Series D)	(6)	-	(6)	(100)%
Debt restructuring costs	-	(753)	753	(100)%
Other expense	(31)	(232)	201	(87)%
Other income	-	-	-	(100)%
Total for period	$327	$(5,150)	$5,477	(106)%

Total interest expense, other income, and other expense decreased by approximately $2.4 million for the three months ended June 30, 2026 compared to the same period in 2025. The primary drivers for the change in the three month period ended are 1) lower interest expense resulting from lower average outstanding debt balances during the period and from the election to account for significant amounts of debt (previously resulting in interest expense) using the fair value option upon reevaluation of modified terms and the identification of embedded derivatives, 2) the settlement of nearly all of the OID Convertible Notes at the end of the prior quarterly period resulting in lower charges related to fair value movement and 3) no recurring debt restructuring charge in the three month period.

The primary drivers of the $5.5 million decrease (driving the net balance to an overall gain) during the six month period ended June 30, 2026, when compared to the same period in 2025, were 1) a $1.6 million increase in the fair value of the OID Convertible Notes during the first three months of the year (i.e., prior to settlement of the OID Notes towards the end of March 2026), 2) a $1.7 million loss recorded on restructured debt during the first quarter, offset by the effect of 3) decreased interest expense of $2.8 million resulting from lower outstanding debt balances during the period as well as from the fair value option election described above, and 4) a one time gain of $5.3 million on the settlement of certain of the Company's OID Convertible Notes (see Note 10).  The overall decrease is consistent with management's continued efforts to deleverage the Company through the issuance of preferred equity.

Movement in Interest Expense

	Three Months Ended June 30,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Interest charged on debt	$207	$800	$(593)	(74)%
Amortization of debt discount	177	450	(273)	(61)%
Total interest expense for period	$384	$1,250	$(866)	(69)%

	Six Months Ended June 30,
			Change	Change
	2026	2025	($)	(%)
	(in thousands)
Interest charged on debt	$433	$1,603	$(1,170)	(73)%
Amortization of debt discount	227	1,837	(1,610)	(88)%
Total interest expense for continuing operations	$660	$3,440	$(2,780)	(81)%

The decrease in interest expense for both the three and six month periods ended June 30, 2026, when compared to the same periods in 2025 resulted primarily from debt modifications in 2025 which led to the reclassification of OID Convertible Notes from debt carried net of OID (with the OID amortized to interest expense over the debt term) to debt or OID Convertible Notes that were accounted for using the fair value option permitted by ASC 825. Following the fair value election as of July 1, 2025, there was no longer interest expense relating to OID amortization. Rather, the periodic changes in the carrying value of associated OID Convertible Notes is reflected in the fair value movement of convertible notes in the Company consolidated statement of operations in periods following the change.

Net Loss

The unfavorable change to a net loss of ($2.6) million from net income of $5.2 million for the three months ended June 30, 2026 compared to the same period in 2025 was driven by an $11.9 million gain on the sale of the Company's MH02 and Italian subsidiaries during 2025, offset by lower selling, general and administrative expenses resulting from the Company's continuing efforts to right size the business, and additionally offset by lower interest and related charges from changes in fair value of debt due to reasons described above.

 The unfavorable change to a net loss of ($3.5) million from net income of ($5.1) million for the six months ended June 30, 2026 compared to the same period in 2025 was driven by:

●	the $4.3 million positive impact of $3.5 million of net gains from debt modifications and restructuring in 2026 compared to ($0.8) million in debt restructuring costs in 2025,

●	the unfavorable impact of $15.5 million in gains from the sale of the Company's MH02 and Italian and Spanish subsidiaries in 2025 which did not reoccur in 2026,

●	the $1.6 million unfavorable impact from the increase in fair value of the Company's debt carried at fair value (for reasons described above),

●	a $2.3 million favorable impact from lower selling, general and administrative costs as a result of ongoing cost reduction efforts to right-size the Company's operations,

●	a $2.8 million favorable impact resulting from lower interest expense (for reasons described above), and

●

the unfavorable impact of increased depreciation and amortization charges resulting from depreciation expense on the identifiable intangible assets acquired in the EverOn acquisition which did not exist in the same period ended 2025.

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

The following non-U.S. GAAP table summarizes the total capitalization and debt as of June 30, 2026 and December 31, 2025:

	As of	As of
	June 30,	December 31,
	2026	2025
	(in thousands)
Convertible and other notes measured at fair market value	$2,098	$9,900
Term loans and other promissory notes	7,313	6,161
Total debt	9,411	16,061
Less current maturities	(9,411)	(16,061)
Long term debt, net of current maturities	$-	$-

Current maturities	$9,411	$16,061
Debt discount	(154)	-
Current maturities net of debt discount	$9,257	$16,061
Long-term maturities net of debt discount	$-	$-

	As of	As of
	June 30,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$1,072	$32

Liquidity Position

As discussed in Note 2 to the consolidated financial statements, we have experienced recurring operating losses, generated negative cash flows from operations and have limited cash resources as of June 30, 2026, which, together with our current level of indebtedness, represent the existence of conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report, without additional financing.

In response to these conditions, over the past year, management has continued to pursue various actions to improve the Company’s financial position, such as making sustainable reductions of selling, general and administrative costs (excluding stock compensation costs) and taking positive actions to reduce the Company's overall level of convertible and other debt obligations. The Company also completed the acquisition of EverOn, valued at $56.9 million on September 30, 2025. As a result of these activities, Shareholders’ Equity attributable to Alternus Clean Energy Inc. has continued to increase to $10.1million as of June 30, 2026 from $3.4 million as of December 31, 2025.

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

We have historically financed our operations through a combination of debt and equity financings. During the three months ended June 30, 2026, management continued to focus on strengthening the Company's capital structure while providing sufficient liquidity to fund operations and strategic initiatives.

During the first and second quarters of 2026, we continued to manage and, where appropriate, refinance or restructure certain outstanding indebtedness. In addition, we have continued to utilize convertible debt and other financing arrangements to provide working capital, while also pursuing longer-term capital raising initiatives intended to support future growth and improve financial flexibility.

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

Subsequently, on June 30, 2026, the Company received an additional $1,000,000 pursuant to a private placement 20% OID promissory note in the principal amount of $1,250,000 and Series F Convertible Preferred Stock offering.

Cash Flow Discussion

The Company uses traditional measures of cash flows, including net cash flows from operating activities, investing activities and financing activities to evaluate its periodic cash flow results.

For the Six Months Ended June 30, 2026 compared to June 30, 2025

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended
	June 30,
			Change
	2026	2025	($)
	(in thousands)
Net cash provided by/(used in) operating activities	(1,891)	(1,848)	(43)

Net cash provided by/(used in) investing activities	-	-	-

Net cash provided by/(used in) financing activities	2,931	1,695	1,236

Effect of exchange rate on cash	-	1	(1)

Net Cash Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 compared to 2025 was substantially unchanged. The Company continues to use equity, when possible, to continue to keep the cash used in operations at or near $1 million per quarter until needed to expand and grow its primary microgrid operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was zero for the six months ended June 30, 2026 and 2025 because the Company did not pursue cash investments in either period. Given cash constraints, the Company has recently used equity to execute business or asset acquisition activities.

Net Cash Provided by Financing Activities

Net cash provided by continuing financing activities for the six months ended June 30, 2026 compared to 2025 increased by $1.2 million relating to i) $0.6 million of cash received in the March 3, 2026 private placement of 20% OID secured promissory notes, ii) $0.9 million of net proceeds from the March 27, 2026 sale of Series D to an accredited investor, iii) $0.23 million of proceeds from a 20% OID Note issued to an Investor, together with 240 shares of Series C on April 21, 2026 and iv) $1 million in proceeds from a Note Purchase Agreement including the issuance of a 20% Convertible OID Note and 750 shares of Series F (refer to Notes 10 and 14 for additional details).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2026 to the risk factors that were included in Form 10-K, other than as follows:

Impairment of our goodwill and identifiable intangible assets could result in material charges to our results of operations.

We have a significant amount of goodwill and identifiable intangible assets recorded on our balance sheet, all of which resulted from our acquisition of EverOn. As of June 30, 2026, the carrying amounts of our goodwill and identifiable intangible assets were approximately $19.0 million and $36.6 million, respectively. These assets are subject to periodic evaluation for impairment under applicable accounting standards.  We test goodwill for impairment annually and at interim periods if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluate finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the applicable asset or asset group may not be recoverable.

Our impairment assessments require significant judgments and estimates regarding future operating performance and cash flows and, when applicable, estimates of fair value. These estimates may be affected by numerous factors, including changes in the timing or successful execution of our business plans, delays in the commencement or expansion of operations, changes in expected customer demand or anticipated revenues, changes in operating costs or required capital expenditures, changes in expected growth rates or operating margins, increases in interest rates or discount rates, changes in industry or competitive conditions, adverse macroeconomic conditions, technological or regulatory developments and other factors that could affect our expected future cash flows or the value of our businesses.

Our expectations regarding future operating performance and cash flows may not be realized, and events or circumstances occurring in future periods could adversely affect the estimated recoverability or fair value of our goodwill or identifiable intangible assets. If we determine that any of these assets are impaired, we would be required to recognize a non-cash impairment charge. Any such impairment charge could be material and could adversely affect our reported results of operations and financial condition for the period in which the charge is recognized.

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

On March 3, 2026 the Company issued 2,625 shares of Series C to numerous third party accredited investors having a stated value of $1,000 per share.

On March 27, 2026 the Company issued 2,150 shares of Series D Convertible Preferred Stock to a third party accredited investor having a stated value of $1,000 per share.

On March 31, 2026 the Company issued (i) 7,583 shares of Series D Convertible Preferred Stock having a stated value of $1,000 per share to an accredited third party investor, and (ii) 684 shares of Series E Convertible Preferred Stock valued at $1,000 per share to an accredited third party investor.

On April 21, 2026 the Company issued 240 shares of Series C  to an accredited third party investor, having a stated value of $1,000 per share.

On June 30, 2026 the Company issued 750 shares of Series F Convertible Preferred Stock to an accredited third party investor, having a stated value of $1,000 per share.

On August 5, 2026 the Company issued 14,280 shares of Series F Convertible Preferred Stock to 15 accredited third party investors, having a stated value of $1,000 per share.

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

3.6	Certificate of Designation of Series C Convertible Preferred Stock, dated March 3, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
3.7	Certificate of Designation of Series D Convertible Preferred Stock, dated April 2, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 27, 2026)
3.8	Certificate of Designation of Series E Convertible Preferred Stock, dated April 2, 2026 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 27, 2026)
3.9	Certificate of Designation of Series F Convertible Preferred Stock, dated June 30, 2026 (incorporated by reference to Exhibit 3.9 to the Registrant's Quarterly Report on Form 10Q (File No. 001-41306) filed with the Securities and Exchange Commission on July 20, 2026).
3.10	Certificate of Designation of Series F Convertible Preferred Stock, as Amended and Restated, dated July 31, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on August 5, 2026)
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

4.8	Form of Note (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
4.9	Form of Note issued June 30, 2026 (incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10Q (File No. 001-41306) filed with the Securities and Exchange Commission on July 20, 2026).
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

10.15	Form of Securities Purchase Agreement dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
10.16	Form of Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-41306) filed with the Securities and Exchange Commission on March 9, 2026)
10.17	Form of Note Purchase Agreement dated June 30, 2026 (incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10Q (File No. 001-41306) filed with the Securities and Exchange Commission on July 20, 2026)
10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-41306), filed with the Securities and Exchange Commission on August 5, 2026).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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

Date: August 14, 2026	ALTERNUS CLEAN ENERGY, INC.

	By:	/s/ Vincent Browne
Vincent Browne
Chairman, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 3, 2025.

Signature	Title	Date

/s/ Vincent Browne	Chairman, Chief Executive Officer	August 14, 2026
Vincent Browne	(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aaron T. Ratner	Director	August 14, 2026
Aaron T. Ratner

/s/ Nicholas Parker	Director	August 14, 2026
Nicholas Parker

/s/ Tone Bjornov	Director	August 14, 2026
Tone Bjornov

/s/ Rolf Wikborg	Director	August 14, 2026
Rolf Wikborg

/s/ John Thomas	Director	August 14, 2026
John Thomas