Form 10-K/A
period 2025-12-31
Aedis Energy Inc.
filed 2026-10-01
CIK 1883984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number Two

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41306

AEDIS ENERGY INC.

(Formerly known as Alternus Clean Energy, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	87-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000, New York, NY 10004

(212) 739-0727

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 739-0727

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADIS	OTC Market
Warrants, each whole warrant exercisable for one share of Common Stock	ACLEW	OTC Market

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

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on September 30, 2026 was 4,290.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Aedis Energy Inc. (formerly known as Alternus Clean Energy, Inc.) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on June 15, 2026, as amended by Amendment No. 1 (collectively, the “Original Filing”), solely to correct the officer certifications at Exhibits 31.1 and 31.2, which inadvertently omitted certain representations concerning internal control over financial reporting required by Item 601(b)(31)(i) of Regulation S-K, and (ii) file the Master Services Agreements referenced as Exhibits D-1 and D-2 to the Joint Venture Operating Agreement previously filed as Exhibit 10.1 to the Company's Form 8-K filed on October 6, 2025 (and Exhibit 10.29 to the Original Filing), as required by Item 601(b)(10) of Regulation S-K.

Specifically, the introductory language in paragraph 4 of the certifications omitted the reference to “internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)),” and paragraph 4(b), which was marked as “[omitted],” has been restored to include the required representation regarding the design of internal control over financial reporting.

The correction does not affect the Company's previously reported financial statements, results of operations, cash flows, stockholders' equity, or any conclusions regarding disclosure controls and procedures or internal control over financial reporting. The omission was a drafting error and was not the result of any identified material weakness or significant deficiency in the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

Exhibit No.	Description
10.36**	Master Services Agreement, dated September 30, 2025, by and between Alternus Clean Energy, Inc. and EverOn Energy LLC.
10.37**	Master Services Agreement, dated September 30, 2025, by and between Hover Energy LLC and EverOn Energy LLC.
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

**	Filed herewith
***	Furnished herewith

AEDIS ENERGY INC.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Aedis Energy Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of September 2026.

By: /s/ Vincent Browne

Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors